Form 10-Q
period 2000-03-31
EXTENSITY INC
filed 2000-05-15
CIK 1096473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-28897

                            ------------------------

                                EXTENSITY, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      68-0368868
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                         2200 POWELL STREET, SUITE 300,
                          EMERYVILLE, CALIFORNIA 94608
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (510) 594-5700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of April 30, 2000 was 23,621,609.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets.......................    3
          Condensed Consolidated Statements of Operations.............    4
          Condensed Consolidated Statements of Cash Flows.............    5
          Notes to the Condensed Consolidated Financial Statements....    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................    8

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   21

                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   21
Item 2.   Changes in Securities and Use of Proceeds...................   21
Item 3.   Default Upon Senior Securities..............................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
Item 5.   Other Information...........................................   22
Item 6.   Exhibits and Reports on Form 8-K............................   22
SIGNATURES............................................................   23

                         PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                EXTENSITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,      DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 62,456        $ 10,416
  Short-term investments....................................      40,141          13,869
  Accounts receivable, net..................................       3,862           3,176
  Prepaids and other current assets.........................       2,171           1,354
                                                                --------        --------
          Total current assets..............................     108,630          28,815
Property and equipment, net.................................       3,435           2,309
Other assets................................................         209             537
                                                                --------        --------
          Total assets......................................    $112,274        $ 31,661
                                                                ========        ========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  3,607        $  1,834
  Accrued liabilities.......................................       3,617           1,917
  Deferred revenue..........................................      11,428          10,051
  Other current liabilities.................................       1,737           1,786
                                                                --------        --------
          Total current liabilities.........................      20,389          15,588
Other liabilities...........................................       1,184           1,486
                                                                --------        --------
          Total liabilities.................................      21,573          17,074
                                                                --------        --------
Mandatorily redeemable convertible preferred stock..........          --          49,648
                                                                --------        --------
Stockholders' equity (deficit):
  Common stock..............................................          24               4
  Additional paid-in capital................................     146,593          10,898
  Deferred stock compensation...............................      (6,215)         (5,853)
  Notes receivable from stockholders........................        (380)           (130)
  Accumulated deficit.......................................     (49,321)        (39,980)
                                                                --------        --------
          Total stockholders' equity (deficit)..............      90,701         (35,061)
                                                                --------        --------
          Total liabilities, mandatorily redeemable
            convertible preferred stock and stockholders'
            equity (deficit)................................    $112,274        $ 31,661
                                                                ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EXTENSITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                  (UNAUDITED)
REVENUES:
Licenses....................................................  $  2,225    $   220
Services and maintenance....................................     1,498        206
                                                              --------    -------
     Total revenues.........................................     3,723        426
                                                              --------    -------
COST OF REVENUES:*
Licenses....................................................        84         28
Services and maintenance....................................     2,850        758
                                                              --------    -------
     Total cost of revenues.................................     2,934        786
                                                              --------    -------
  Gross profit (loss).......................................       789       (360)
                                                              --------    -------
OPERATING EXPENSES:*
Sales and marketing.........................................     5,625      1,319
Research and development....................................     2,822      1,408
General and administrative..................................     1,171        427
Amortization of non-cash stock based compensation...........     1,494        315
                                                              --------    -------
     Total operating expenses...............................    11,112      3,469
                                                              --------    -------
Loss from operations........................................   (10,323)    (3,829)
Interest income (expense), net..............................       986        (27)
                                                              --------    -------
          Net loss..........................................  $ (9,337)   $(3,856)
                                                              ========    =======

Basic and diluted net loss per share........................  $  (0.56)   $ (2.27)
Shares used in computing basic and diluted net loss per
  share.....................................................    16,607      1,702

Pro forma basic and diluted net loss per share..............  $  (0.45)   $ (0.32)
Shares used in computing pro forma basic and diluted net
  loss per share............................................    20,937     12,064

---------------

    * Amounts are exclusive of non-cash stock based compensation as follows:

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
                                                              (UNAUDITED)
Cost of Revenues:
  Services and maintenance                                     239      27
Operating Expenses:
  Sales and marketing.......................................   508      63
  Research and development..................................   314      99
  General and administrative................................   433     126
                                                              ----    ----
                                                              1,494    315
                                                              ====    ====

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EXTENSITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $ (9,305)   $(3,856)
  Adjustments to reconcile net loss to cash used in
     operating activities:
  Depreciation and amortization.............................       325        186
  Amortization of deferred stock compensation...............     1,494        315
  Amortization of debt discount and lease line issuance
     costs..................................................        25         25
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................      (686)      (847)
     Increase in prepaids and other assets..................      (491)      (183)
     Increase in accounts payable...........................     1,773       (177)
     Increase in accrued liabilities........................     1,668         74
     Increase in deferred revenue...........................     1,377      1,296
     Increase in other current liabilities..................        32         --
                                                              --------    -------
       Cash used in operating activities....................    (3,788)    (3,167)
                                                              --------    -------
Cash flows from investing activities:
  Increase in short-term investments........................   (26,272)        --
  Capital expenditures......................................    (1,451)      (202)
                                                              --------    -------
       Cash used in investing activities....................   (27,723)      (202)
                                                              --------    -------
Cash flows from financing activities:
  Payments on loan..........................................      (293)      (261)
  Payments on capital lease obligation......................      (115)      (147)
  Proceeds from sale-lease back.............................        --        214
  Proceeds from exercise of stock options...................       611        217
  Net proceeds from issuance of common stock................    83,348         --
                                                              --------    -------
       Cash provided by financing activities................    83,551         23
                                                              --------    -------
Increase (decrease) in cash and cash equivalents............    52,040     (3,346)
Cash and cash equivalents, beginning of period..............    10,416     10,965
                                                              --------    -------
Cash and cash equivalents, end of period....................  $ 62,456    $ 7,619
                                                              ========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EXTENSITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial results for the periods shown. The balance sheet as of December 31, 1999 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles.

     These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form S-1/A (File No. 333-90979), filed with the Securities and Exchange Commission (the "SEC") on January 25, 2000.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Extensity Europe Limited, which commenced operations in September 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

     The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire current year or other future interim periods.

 2. INITIAL PUBLIC OFFERING

     On January 27, 2000 the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 4,600,000 shares of its common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial offering price of $20.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the Underwriters discounts, commissions, and concessions, totaled approximately $83.3 million, net of offering costs of approximately $2.2 million.

     For the three months ended March 31, 1999 and 2000, the Company recorded deferred stock compensation of $2.2 million and $1.9 million, respectively, for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during that period. Amortization of deferred stock compensation was $315,000 and $1.5 million for the three months ended March 31, 1999 and 2000, respectively.

 3. NET LOSS PER SHARE

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

     Pro forma net loss per share has been computed assuming the conversion of all outstanding shares of convertible preferred stock into shares of common stock.

                                EXTENSITY, INC.

     The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Numerator:
  Net loss...............................................  $(9,337)   $(3,856)
Denominator:
  Weighted average shares................................   17,841      2,490
  Weighted average unvested common shares................   (1,234)      (788)
                                                           -------    -------
          Total weighted average shares..................   16,607      1,702
                                                           -------    -------
Basic and diluted net loss per share.....................  $ (0.56)   $ (2.27)
                                                           =======    =======
PRO FORMA:
Numerator:
  Net Loss...............................................  $(9,337)   $(3,856)
Denominator:
  Weighted average shares, basic and diluted.............   16,607      1,702
  Adjustment to reflect assumed conversion of convertible
     preferred stock.....................................    4,330     10,362
                                                           -------    -------
          Total weighted average shares..................   20,937     12,064
                                                           -------    -------
Pro forma basic and diluted net loss per share...........  $ (0.45)   $ (0.32)
                                                           =======    =======

 4. SIGNIFICANT CUSTOMERS

     One customer accounted for 18% of total revenues for the three months ended March 31, 2000. Five customers accounted for 66% of total revenues for the three months ended March 31, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of our financial condition and results of operations should be read together with our condensed financial statements and related notes included in this report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Registration Statement on Form S-1/A (File No. 333-90979).

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

     Extensity was formed in November 1995 and introduced its first commercial product for general availability in March 1998. During this period, our operating activities consisted of the design and development of our product architecture and our first application, the building of our corporate infrastructure, and the development of our professional services and customer support organizations. Our first application, Extensity Expense Reports, was released for general availability in March 1998. We released Extensity Travel Plans in December 1998, and Extensity Timesheets and Extensity Purchase Reqs in July 1999.

     We generate revenue principally from licensing our applications and providing related services, including product installation, maintenance and support, consulting and training. We license our applications individually or as an integrated suite of products. The pricing of our software and services fluctuates on a per transaction basis depending on various factors, such as the number of seats covered by a contract and the frequency of users (i.e., the number of times a customer's employees are likely to access our applications). The dollar amounts of our contracts depend on number of users and applications being used.

     Our software products typically require significant customization, installation and other services. Prior to the release in July 1999 of Version
4.0 of our application suite, it was difficult to generate dependable estimates of the costs necessary to complete product implementations. Therefore, we accounted for our software licenses and implementation revenues using the completed contract method of contract accounting as required under the provisions of SOP 97-2, "Software Revenue Recognition", and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

     Following the release of Version 4.0 in July 1999, we were able to generate dependable estimates of the costs necessary to complete Version 4.0 product implementations. Consequently, we are accounting for our Version 4.0 software licenses and implementation revenues using the percentage-of-completion method of contract accounting.

     In cases where a sale of a license does not include implementation services (i.e., a sale of additional seats), revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable.

     We defer amounts billed for maintenance and recognize such amounts ratably over the maintenance period.

     We have entered into two distribution arrangements under which the distributors would receive unspecified future products over the life of the arrangements (two or three years) in consideration for agreed-upon, non-refundable fees. We recognize such fees ratably, on a subscription basis, over the life of these related agreements.

     Payments received in advance of revenue recognition are recorded as deferred revenues. All of our customers enter into one-year maintenance and support contracts when they purchase their initial Extensity applications and have the option to purchase additional contracts after completion of the initial contract period. Although we do not grant any rights to our customers to return products, we do provide a 90-day warranty that our products will function according to written documentation.

     We promote and sell our software products through our direct sales force and through indirect channels, including third-party outsourcers of expense management services. We also have co-marketing arrangements with a number of companies including Cisco Systems, IBM, Commerce One, WebEx, First USA, GetThere.com and Netscape.

     In the second quarter of 1999, we expanded our presence in international markets by opening a sales office in the United Kingdom and by establishing a relationship with a provider of enterprise financial applications. We hired our Vice President and General Manager of European Operations in July 1999. We have continued to hire staff in our United Kingdom office and expect to continue to do so in advance of anticipated revenues. Hence, we expect our costs for establishing international sales to exceed related revenues as we invest in international operations. We have derived no revenues from international sales to date.

RESULTS OF OPERATIONS

REVENUES

     Total revenues increased to $3.7 million for the three months ended March 31, 2000 from $426,000 for the three months ended March 31, 1999. For the three months ended March 31, 1999 sales to five customers accounted for 22%, 18%, 13%, 13%, and 11% of total revenues. For the three months ended March 31, 2000, one customer accounted for 18% of our total revenues.

     License Revenues. Our license revenues increased to $2.2 million for the three months ended March 31, 2000 from $220,000 for the three months ended March 31, 1999. The increase was attributable to our growing customer base, and to a lesser extent, an increase in the average size of the sales contracts entered into by our customers and an increase in the revenue attributable to our indirect sales channels.

     Service and Maintenance Revenues. Our service and maintenance revenues increased to $1.5 million for the three months ended March 31, 2000 from $206,000 for the three months ended March 31, 1999. The increase was attributable to our growing customer base, and to a lesser extent an increase in the average size of the sales contracts that customers have signed.

COST OF REVENUES

     Total cost of revenues increased to $2.9 million for the three months ended March 31, 2000 from $786,000 for the three months ended March 31, 1999, an increase of 273%.

     Cost of License Revenues. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation. This cost increased to $84,000 for the three months ended March 31, 2000 from $28,000 for the three months ended March 31, 1999 due primarily to increased sales activity. As a percentage of license revenues, cost of license revenues decreased to 3.8% for the three months ended March 31, 2000 from 12.7% for the three months ended March 31, 1999, primarily due to higher license revenues. This percentage may increase over the current level in the future as we incorporate additional third-party products into our offerings.

     Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. This cost increased to $2.9 million for the three months ended March 31, 2000 from $758,000 for the three months ended March 31, 1999, an increase of 276%. As a percentage of service revenues, cost of service revenues decreased to 190% for the three months ended March 31, 2000 from 368% for the three months ended March 31, 1999. Approximately 40% of the increase in the cost of service revenues was due to our hiring of additional service and maintenance personnel and approximately 40% was to due to an increase in costs for third party consultants. These additional costs were necessary to support our expanding customer base. Total costs have exceeded our service and maintenance revenues as we have built our consulting and customer support groups in advance of growing contract volume. Although cost of service revenues declined as a percentage of service revenues over time, this cost has continued to exceed the amount of related service revenues. We are seeking to reduce our cost of service revenues and are also seeking to engage third parties to provide a substantial portion of services related to our applications. We expect, however, that cost of service revenues will continue to exceed service revenues for the foreseeable future. In addition, we have not yet established significant relationships with any third-party service provider, and we may not be successful in doing so in the future.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including commissions, and marketing program costs. Sales and marketing expenses increased to $5.6 million for the three months ended March 31, 2000, from $1.3 million for the three months ended March 31, 1999, an increase of 326%. As a percentage of total revenues, sales and marketing expenses decreased to 151% for the three months ended March 31, 2000 from 310% for the three months ended March 31, 1999. Approximately 55% of the increase in sales and marketing expenses was attributable to increased compensation, commissions and other related costs associated with hiring additional sales representatives, management and marketing personnel. Approximately 25% of the increase was due to increased spending on marketing programs. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase as we expand our domestic and international sales force and increase our marketing efforts to capitalize on the growth of our market.

     Research and Development. Research and development expenses consist primarily of compensation and related personnel costs and fees associated with contractors. Research and development expenses increased to $2.8 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999, an increase of 100%. As a percentage of total revenues, research and development expenses decreased to 76% for the three months ended March 31, 2000 from 331% for the three months ended March 31, 1999. Approximately 55% of the increase was attributable to the addition of personnel and approximately 20% of the increase was due to an increase in consulting services. These increases resulted from our continuing efforts to add enhancements to our existing software applications and to develop software applications that incorporate new functionality into our integrated suite. We expect that the absolute dollar amount of research and development expenses will continue to increase as we make additional investments in our technology and products.

     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses increased to $1.2 for the three months ended March 31, 2000 from $427,000 for the three months ended March 31, 1999, an increase of 174%. Approximately 60% of the increase was attributable to hiring additional executive and financial personnel. As a percentage of total revenues, general and administrative expenses decreased to 31% for the three months ended March 31, 2000 from 100% for the three months ended March 31, 1999. We expect that the absolute dollar amount of general and administrative expenses will continue to increase as we expand our operations and incur the incremental costs typically associated with being a public company.

AMORTIZATION OF NON-CASH STOCK BASED COMPENSATION

     Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized, using the multiple option method, over the four-year vesting period of the granted options. Accordingly, our results from operations will include deferred compensation expense at least through 2003. We recognized $1.5 million of this expense for the three months ended March 31, 2000 and $315,000 for the three months ended March 31, 1999.

INTEREST INCOME (EXPENSE), NET

     Interest income (expense), net was $986,000 for the three months ended March 31, 2000 and ($27,000) for the three months ended March 31, 1999. Interest income for the three months ended March 31, 2000 was primarily from interest earned on the proceeds from the Company's IPO. Interest expense for the three months ended March 31, 1999 primarily resulted from interest expense on our notes payable and capital lease obligations offset by interest earned on cash received from private placements of our preferred stock in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations and funded our capital expenditures through the private sale of equity securities, supplemented by loan facilities and equipment leases, as well as through proceeds from our IPO completed in January 2000. Aggregate net proceeds to date from private equity financings total $42.3 million and proceeds from the Company's IPO were $83.3 million, net of offering costs of approximately $2.2 million. As of March 31, 2000, we had $102.6 million in cash, cash equivalents and short-term investments and $88.2 million in working capital.

     Net cash used in operating activities was $3.8 million for the three months ended March 31, 2000 and $3.2 millions for the three months ended March 31, 1999. For the three months ended March 31, 2000 cash used in operating activities was primarily attributable to a net loss of $9.3 million, adjusted for the amortization of deferred stock compensation of $1.5 million, and offset by an increase in accounts payable of $1.8 million, an increase in accrued liabilities of $1.7 million, and an increase in deferred revenue of $1.4 million. For the three months ended March 31, 1999 cash used in operating activities was primarily attributable to net losses from operation of $3.9 million offset by an increase in deferred revenue of $1.3 million.

     Net cash used in investing activities was $27.7 million for the three months ended March 31, 2000 and $202,000 for the three months ended March 31, 1999. Investing activities consisted primarily of an increase in short-term investments and capital expenditures.

     Net cash provided by financing activities was $83.6 million for the three months ended March 31, 2000, primarily due to the net proceeds of $83.4 million from the Company's IPO. Net cash provided by financing activities was $23,000 for the three months ended March 31, 1999.

     As we execute our strategy, we expect significant increases in our operating expenses, especially in sales, marketing and engineering. Presently, we anticipate that our existing capital resources will meet our operating and investing needs for at least the next 12 months. After that time, we cannot be certain that additional funding will be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans, or acquire complimentary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in additional dilution to our stockholders.

YEAR 2000 READINESS DISCLOSURE

     We have designed our products to be year 2000 compliant, and as a result we have not experienced year 2000 problems related to our products. The majority of the computer software and hardware that we use in our internal operations did not require replacement or modification as a result of the year 2000 issue. We believe that our significant vendors and service providers are year 2000 compliant and have not, to date, been made aware that any of our significant vendors or service providers have experienced year 2000 disruptions in their systems. Accordingly, we do not anticipate incurring material incremental costs in future periods as a result of year 2000 problems.

                                  RISK FACTORS

     The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the risks and other information contained in the Company's Registration Statement on Form S-1/A (File No. 333-90979) and its periodic reports filed pursuant to the Exchange Act in evaluating our business. The market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

                         RISKS RELATED TO OUR BUSINESS

OUR EXTREMELY LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKES OUR BUSINESS PROSPECTS DIFFICULT TO EVALUATE.

     We were incorporated in 1995 and commenced licensing of our software applications in March 1998. Accordingly, we have an extremely limited operating history. An investor in our common stock must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet-based software applications. Risks and difficulties include our ability to:

     - expand our base of customers with fully installed and deployed systems that can serve as reference accounts for our ongoing sales efforts;

     - expand our pipeline of sales prospects in order to promote greater predictability in our period-to-period sales levels;

     - continue to offer new products that complement our existing product line, in order to make our suite of applications more attractive to customers;

     - continue to develop and upgrade our technology to add additional features and functionality;

     - continue to attract and retain qualified personnel;

     - expand sales channels through geographic expansion and the development of indirect channels such as relationships with OEM customers and application service providers;

     - increase awareness of our brand; and

     - maintain our current, and develop new, third-party relationships.

     The Company may not be able to successfully address these risks or difficulties and our business strategy may not be successful. If we fail to address these risks or difficulties adequately, our business will likely suffer.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND EXPECT THIS TO CONTINUE FOR THE FORESEEABLE FUTURE.

     Our business is new; we have offered products for a relatively short period of time; and our base of customers and prospective customers is still relatively small. We have spent significant funds to date to develop our current products and to develop our sales and market resources. We have incurred significant operating losses and have not achieved profitability. As of March 31, 2000, we had an accumulated deficit of $49.3 million. We expect to continue to invest in research and development to enhance current products and develop future products. We also plan to continue to grow our sales force and to spend significant funds in marketing to promote our company and our products. We expect to continue to hire additional people in all other areas of our company in order to support our growing business. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses for the foreseeable future.

OUR BUSINESS IS CHANGING RAPIDLY, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO VARY AND OUR STOCK PRICE TO FLUCTUATE.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. We expect to continue to expend significant sums in all areas of our business, particularly in our sales and marketing operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. As a result, we expect our quarterly operating results to fluctuate. Moreover, because we use the percentage-of-completion method of contract accounting with respect to recognition of license and implementation fees, if our professional service organization is unable to implement our applications for use by customers within our anticipated time frames, our recognition of revenue for that customer could be deferred, which could cause our quarterly revenue to fluctuate. Our financial results may, as a consequence of quarterly revenue fluctuations, fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

     We also seek to develop and maintain a significant pipeline of potential sales prospects, but it is difficult to predict when individual customer orders will be closed. Our base of customers and the number of additional customer licenses we enter into each quarter are still relatively small. Accordingly, the loss or deferral of a small number of anticipated large customer orders in any quarter could result in a significant shortfall in revenues for that quarter and future quarters, which could result in a drop in the price of our stock.

     Other important factors that could cause our quarterly results and stock price to fluctuate materially include:

     - our ability to grow our customer base and our base of referencing customers, in light of our relatively limited number of customers to date;

     - our ability to successfully develop alternative sales channels for our products, such as OEM sales through application service providers and direct sales;

     - our ability to expand our implementation and consulting resources through third-party relationships, in light of the fact that we have no third-party implementation or consulting relationships currently in place; and

     - technical difficulties or "bugs" affecting the operation of our software.

     Due to our limited operating history, the early stage of our market and the factors discussed above, you should not rely on quarter-to-quarter comparisons of our results of operations as indicators of our future performance.

OUR BUSINESS WILL SUFFER IF WE DO NOT SIGNIFICANTLY EXPAND OUR SALES
CAPABILITIES.

     We sell our workforce optimization applications primarily through our direct sales force. We must significantly expand our direct sales operations to increase our revenues. We cannot be certain that we will be successful in these efforts. Our products and services require sophisticated sales efforts and our ability to increase our direct sales operation will depend on our ability to recruit, train and retain top sales people with effective sales skills and advanced technical knowledge. Competition for qualified personnel is intense in our industry. Moreover, new sales personnel require training and take time to achieve full productivity. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills, or if they reach productivity more slowly than anticipated, we may be unable to grow our revenues as rapidly as planned, if at all, and our business could be harmed.

WE FACE INTENSE COMPETITION, WHICH COULD AFFECT OUR ABILITY TO INCREASE REVENUE, MAINTAIN OUR MARGINS AND INCREASE OUR MARKET SHARE.

     The market for our Internet-based workforce optimization applications is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Companies offering one or more products directly competitive with our products include Ariba, Captura Software, Concur Technologies and IBM. We also expect to encounter competition in the near future from major enterprise software vendors such as Oracle, PeopleSoft and SAP, to the extent they enhance their existing product offerings with competitive workforce optimization applications. As a result of the large market opportunity for workforce optimization applications, we also expect competition from other established and emerging companies. For example, as the emergence of the application service provider (ASP) market enables hosted solutions from our competitors to become broadly available, our future success may also depend upon our ability to establish successful relationships with leading ASPs.

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation. Increased competition may result in price reductions, reduced margins and loss of market share, any one of which could seriously harm our business.

IF WE DO NOT PROVIDE SOFTWARE APPLICATIONS AND RELATED SERVICES THAT MEET THE CHANGING DEMANDS OF OUR CUSTOMERS, THE MARKET FOR OUR PRODUCTS WILL NOT GROW OR MAY DECLINE, AND OUR PRODUCT SALES WILL SUFFER.

     To successfully implement our business strategy, we have to provide software applications and related services that meet the demands of our customers and prospective customers as the market and customer requirements evolve. We expect that competitive factors will create a continuing need for us to improve and add to our suite of software applications. Not only will we have to expend significant funds and other resources to continue to improve our existing suite of applications, but we must also properly anticipate, address and respond to consumer preferences and demands. As organizations' needs change with respect to their enterprise applications, our existing suite of software applications may become obsolete or inefficient relative to our competitors' offerings and may require modifications or improvements. The addition of new products and services will also require that we continue to improve the technology underlying our applications. These requirements could be significant, and we may fail to fulfill them quickly and efficiently. If we fail to expand the breadth of our applications quickly in response to customer needs, or if these offerings fail to achieve market acceptance, the market for our products will not grow or may decline, and our business may suffer significantly.

     Our workforce optimization software products and related services have accounted for all of our revenues to date. We anticipate that revenues from these products and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, our future financial performance will depend, in significant part, upon the successful development, introduction and customer acceptance of enhanced versions of our workforce optimization applications and any new products or services that we may develop or acquire. We cannot assure you that we will be successful in enhancing, upgrading or continuing to effectively market our workforce optimization applications, or that any new products or services that we may develop or acquire will achieve market acceptance.

OUR REVENUES HAVE BEEN DERIVED FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF A SMALL NUMBER OF MAJOR CUSTOMERS OR POTENTIAL CUSTOMERS COULD ADVERSELY IMPACT OUR REVENUES OR OPERATING RESULTS.

     We licensed our first workforce optimization application in March 1998 and have fully implemented our applications for only a limited number of customers to date. As of March 31, 2000 we had licensed our applications to a total of 85 customers and had implemented the solutions for a total of 40 of these customers. Moreover, as of March 31, 2000, we had not completed an implementation of our Extensity Purchase Reqs application for any customer. We expect that we will continue to derive a significant portion of our revenues from a relatively small number of customers in the future. Accordingly, the loss of a small number of major customers could materially and adversely affect our business, and the deferral or loss of anticipated orders from a small number of prospective customers could materially and adversely impact our revenues and operating results in any period.

IF WE FAIL TO ACHIEVE POSITIVE MARGINS ON SERVICE REVENUES IN THE FORESEEABLE FUTURE, OUR RESULTS OF OPERATIONS COULD SUFFER.

     Our margins on service revenues to date have been negative and are expected to continue to be negative for the foreseeable future. We cannot assure you that we will achieve positive margins on our service revenues. Failure to achieve positive margins on service revenues could cause our business to suffer. For more information related to our costs associated with our service revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations'

WE HAVE LIMITED EXPERIENCE WITH LARGE-SCALE IMPLEMENTATIONS, WHICH ARE IMPORTANT TO OUR FUTURE SUCCESS.

     We have limited experience in implementing our applications on a large scale. As of March 31, 2000, our largest implementation included approximately 5,400 employee users. We believe that the ability of large customers to roll-out our products across large numbers of users is critical to our future success. If our customers cannot successfully deploy our applications on a large scale, or if they determine for any reason that our products cannot accommodate large-scale deployment, our business could be harmed.

WE HAVE ONLY RECENTLY UNDERTAKEN TO CREATE A CONTENT AND COMMERCE GATEWAY BETWEEN OUR CUSTOMERS' EMPLOYEES AND THIRD-PARTY PROVIDERS, AND OUR FUTURE OPERATING RESULTS MAY DEPEND ON OUR ABILITY TO SUCCEED IN THIS STRATEGY.

     A key component of our business strategy includes establishing an integrated point of access, or gateway, between the network of customer employees that utilize our workforce optimization solution and third-party content, commerce and service providers who consider this employee base to be potentially valuable business customers. We cannot assure you that we will be successful in developing this gateway. Moreover, we cannot assure you that our customers will consider a content and commerce gateway to be a valuable feature of our workforce optimization applications, or that third-party providers will choose to access our network of customer employees to generate e-commerce. If a market for such a gateway develops and we are unable to establish a compelling product offering within this market, or if we build a gateway and the market for such an offering fails to mature, our business could be seriously harmed.

     We expect to depend increasingly on a number of third parties to expand our content and commerce gateway and thereby generate revenues. We cannot assure you that third parties will regard our relationship with them as important to their own respective businesses and operations. They may choose not to partner with us or, after having established a partnership with us, they may reassess their commitment to us at any time in the future and may develop their own competitive services or products. Also, we cannot assure you that the content, products or services of those companies that provide access or links to our network will achieve market acceptance or commercial success. Accordingly, we cannot assure you that our existing or prospective relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for us.

IF WE FAIL TO EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES THAT CAN PROVIDE IMPLEMENTATION AND CONSULTING SERVICES TO OUR CUSTOMERS, WE MAY BE UNABLE TO GROW OUR REVENUES AND OUR BUSINESS COULD BE HARMED.

     In order for us to focus more effectively on our core business of developing and licensing software solutions, we need to establish relationships with third parties that can provide implementation and consulting services to our customers. Third-party implementation and consulting firms can also be influential in the choice of workforce optimization applications by new customers. To date, we have established limited relationships with a few third-party implementation and consulting firms. In general, however, if we are unable to establish and maintain effective, long-term relationships with implementation and consulting providers, or if these providers do not meet the needs or expectations of our customers, we may be unable to grow our revenues and our business could be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to attain sufficient focus and resources from the third-party providers to meet all of our customers' needs, even if we establish relationships with these third parties. If sufficient resources are unavailable, we will be required to provide these services internally, which could limit our ability to expand our base of customers. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. Even if we are successful in developing relationships with third-party implementation and consulting providers, we will be subject to significant risk, as we cannot control the level and quality of service provided by third-party implementation and consulting partners.

CUSTOMER SATISFACTION AND DEMAND FOR OUR PRODUCTS WILL DEPEND ON OUR ABILITY TO EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION.

     We believe that growth in our product sales depends on our ability to provide our customers with professional services to assist with support, training, consulting and initial implementation and deployment of our products and to educate third-party systems integrators in the use of our products. As a result, we plan to increase the number of professional services personnel to meet these needs. New professional services personnel will require training and take time to reach full productivity. We may not be able to attract or retain a sufficient number of highly qualified professional services personnel. Competition for qualified professional services personnel is intense due to the limited number of people who have the requisite knowledge and skills. To meet our customers' needs for professional services, we may also need to use more costly third-party consultants to supplement our own professional services group. In addition, we could experience delays in recognizing revenue if our professional services group fails to complete implementations in a timely manner.

OUR EXPECTATIONS OF FUTURE GROWTH DEPEND ON OUR ABILITY TO EXPAND
INTERNATIONALLY, AND FACTORS SPECIFIC TO OUR INTERNATIONAL EXPANSION MAY PREVENT US FROM ACHIEVING OUR ANTICIPATED GROWTH.

     We intend to expand our international operations to achieve our anticipated growth, but we may face significant challenges to our international expansion. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve broad acceptance in international markets, our products must be internationalized to handle a variety of factors specific to each international market, such as tax laws and local regulations. The incorporation of these factors into our products is a complex process and often requires assistance from third parties. We have limited experience in internationalizing our products and we may not adequately address all of the factors necessary to achieve broad acceptance in our target international markets. Further, to achieve broad usage by employees across international organizations, our products must be localized to handle native languages and cultures in each international market. Localizing our products is also a complex process and we intend to work with third parties to develop localized products. To date, we have not localized our products for any international market and we cannot assure you that our localization efforts will be successful.

     We have only a limited history of marketing, selling and supporting our products and services internationally. In the second quarter of 1999, we opened a sales office in the United Kingdom and established a relationship with an international reseller. As of March 31, 2000, we had 10 employees in the United Kingdom office. To date, we have not derived any revenues from our international operations. To expand internationally we must hire and train experienced international personnel as well as export qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited. We also face other risks inherent in conducting business internationally, such as:

     - difficulties in collecting accounts receivable and longer collection periods;

     - seasonal business activity in certain parts of the world;

     - fluctuations in currency exchange rates; and

     - trade barriers.

     Any of these factors could seriously harm our international operations and, consequently, our business.

WE ARE GROWING RAPIDLY, AND OUR FAILURE TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

     We have experienced and are currently experiencing a period of significant growth. Our full-time employees increased from 35 at December 31, 1997 to 83 at December 31, 1998 to 175 at December 31, 1999 to 222 at March 31, 2000. This growth has placed a significant strain on our resources. We expect that any future growth would cause similar or increased strains on our resources. As part of this growth, we will have to implement new operational and financial systems and procedures and controls; expand, train and manage our employee base; and maintain close coordination among our technical, accounting, finance, marketing and sales staffs. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be adversely affected.

     Several members of our senior management joined us in 1999, including David Yarnold, our Vice President of Business Development and Mark Oney, our Vice President of Engineering. Although we believe that these individuals are currently integrated with the other members of our management team, we cannot assure you that our management team will be able to continue to work together effectively or to manage our growth successfully. We believe that the successful integration of our management team is critical to our ability to manage our operations effectively and support our anticipated future growth.

WE MAY BE UNABLE TO ATTRACT OR RETAIN HIGHLY SKILLED EMPLOYEES THAT ARE NECESSARY FOR THE SUCCESS OF OUR GROWTH PLAN.

     In addition to our dependence on our sales and professional services personnel as previously discussed, our ability to execute our growth plan and be successful also depends on our continuing ability to attract and retain highly skilled employees. We depend on the continued services of senior management and other personnel, particularly Robert A. Spinner, our Chief Executive Officer. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel in our industry is intense. We have in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining personnel, our business could be adversely affected.

OUR SALES CYCLES ARE LONG AND UNPREDICTABLE, WHICH MAKES PERIOD-TO-PERIOD REVENUES DIFFICULT TO PREDICT.

     Because the market for our workforce optimization software products and related services is new, we experience long and unpredictable sales cycles. The sales cycle for our workforce optimization applications typically ranges from two to six months. In the early stages of this market, our customers have frequently viewed the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. This decision process has sometimes resulted in customers taking a long period of time to assess alternative solutions by our competitors or deferring a purchase decision until the market evolves. Sales cycles continue to be long and the timing of purchase decisions by individual customers remains at times uncertain. We must continue to educate potential customers on the use and benefits of our products and services, as well as the integration of our products and services with additional software applications utilized by the individual customers. Because the sales cycle is long and the time of individual orders is uncertain, our period-to-period revenues are difficult to predict.

EVOLVING TECHNOLOGICAL DEVELOPMENTS AND EMERGING INDUSTRY STANDARDS WILL REQUIRE US TO ENHANCE THE FUNCTIONALITY OF OUR WORKFORCE OPTIMIZATION APPLICATIONS, AND ANY INABILITY TO ENHANCE FUNCTIONALITY COULD CAUSE OUR SALES TO DECLINE.

     Because the market for our products is emerging and subject to rapid technological change and evolving industry standards, the life cycles of our products are difficult to predict. Competitors may introduce new products or enhancements to existing products employing new technologies, which could render our existing products and services obsolete and unmarketable. For example, our currently available software applications are written entirely in the Java computer language. While we believe that this provides our solution with significant advantages in terms of functionality and flexibility, the market for Java-based software is still relatively new and it is not clear whether Java-based systems will continue to maintain commercial acceptance.

     To be successful, our products and services must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance. Our results of operations would be seriously harmed if we are unable to develop, release and market new software product enhancements on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance or fail to respond to evolving industry or technology standards.

     In developing new products and services, we may also fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services.

SOFTWARE DEFECTS COULD LEAD TO LOSS OF REVENUE OR DELAY THE MARKET ACCEPTANCE OF OUR APPLICATIONS.

     Our enterprise applications software is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. In the event that we experience significant software errors in future releases, we could experience delays in release, customer dissatisfaction and potentially lost revenues during the period required to correct these errors. We may in the future discover errors, including Year 2000 errors and additional scalability limitations, in new releases or new products after the commencement of commercial shipments. Any of these errors or defects could cause our business to be materially harmed.

WE MAY BECOME INCREASINGLY DEPENDENT ON THIRD-PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS AND, IF SO, IMPAIRED RELATIONS WITH THESE THIRD PARTIES, ERRORS IN THIRD PARTY SOFTWARE OR INABILITY TO ENHANCE THE SOFTWARE OVER TIME COULD HARM OUR BUSINESS.

     We incorporate third-party software into our products. Currently, the third-party software we use includes application server software that we license from BEA Systems, off-line client server software from PUMATECH and synchronization software from AETHER Software. We expect to incorporate additional third-party software into our products as we expand our product line and broaden the content and services accessible through our gateway. The operation of our products would be impaired if errors occur in the third-party software that we license. It may be more difficult for us to correct any errors in third-party software because the software is not within our control. Accordingly, our business would be adversely affected in the event of any errors in this software. Furthermore, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software.

OUR SUCCESS DEPENDS IN PART UPON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY, BUT WE MAY NOT BE ABLE TO DO SO ADEQUATELY.

     Our success depends in large part upon our proprietary technology. We rely on a combination of copyright, trademark and trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect our intellectual property rights. We license rather than sell our solutions and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

     We currently have no patents, although we have filed eight provisional patent applications with the U.S. Patent and Trademark Office relating to various features and processes embodied in our applications. A provisional patent application is a type of application under which a patent will not issue, but which provides a priority date for a regular patent application that is filed within a one year period following the filing of the provisional patent application. We cannot assure you that any regular patents will be filed based on our provisional applications, or that any patents will issue on our pending provisional applications from any such regular patent applications. Further, we cannot provide any assurance that any patents, if issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through administrative process or litigation.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products, or design around our proprietary intellectual property.

WE MAY FACE COSTLY DAMAGES OR LITIGATION COSTS IF A THIRD PARTY CLAIMS THAT WE INFRINGE ITS INTELLECTUAL PROPERTY.

     There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future, third parties may claim that we or our current or potential future products infringe upon their intellectual property. We expect that software product developers and providers of Internet-based software applications will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

ANY FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISTRACTION OF OUR MANAGEMENT AND DISRUPTIONS TO OUR BUSINESS.

     We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding our acquiring or investing in such companies' businesses, products, services or technologies. We cannot make assurances that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. As of the date of this prospectus, we have no agreement to enter into any material investment or acquisition transaction.

WE HAVE ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND IN OUR CONTRACTS THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY, EVEN IF SUCH AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Provisions of our certificate of incorporation, our bylaws, Delaware law and the employment agreements of some of our key officers could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

OUR BUSINESS MAY FACE ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US WHICH COULD CAUSE OUR BUSINESS TO SUFFER.

                         RISKS RELATED TO OUR INDUSTRY

OUR SUCCESS WILL DEPEND UPON THE GROWTH AND ACCEPTANCE OF THE MARKET WE ADDRESS AND OUR ABILITY TO MEET THE NEEDS OF THE EMERGING MARKET FOR OUR SOLUTIONS.

     The market for our workforce optimization applications and services is at an early stage of development. Our success will depend upon the continued development of this market and the increasing acceptance by customers of the benefits to be provided by workforce optimization applications and services. In addition, as the market evolves, it is unclear whether the market will accept our suite of applications as a preferred solution for workforce optimization needs. Accordingly, our products and services may not achieve significant market acceptance or realize significant revenue growth. Unless a critical mass of organizations and their suppliers use our solutions and recommend them to new customers, our solutions may not achieve widespread market acceptance, which may cause our business to suffer.

CUSTOMERS MAY NOT ACCEPT THE INTERNET AS A MEANS TO ACCESS ENTERPRISE APPLICATIONS, AND THIS WOULD LIKELY CAUSE OUR BUSINESS MODEL TO BE UNSUCCESSFUL.

     To date, enterprises have generally managed operational functions through internal computer systems rather than over the Internet. Our business model assumes that enterprises and their employees will increasingly adopt the Internet or corporate intranets as a means of managing important business functions. This business model is not yet proven, and if we are unable to successfully implement our business model, our business will be materially adversely affected.

MARKET PRICES OF INTERNET AND TECHNOLOGY COMPANIES HAVE BEEN HIGHLY VOLATILE, AND THE MARKET FOR OUR STOCK MAY BE VOLATILE AS WELL

     The stock market has experience significant price and trading volume fluctuations, and the market prices of technology companies generally, and Internet-related software companies particularly, have been extremely volatile. Recent initial public offerings by technology companies, including ours, have been accompanied by exceptional share price and trading volume changes in the first days and weeks after the securities were released for public trading. Technology companies that have been publicly traded for a long period of time have also experienced extreme fluctuations in the price of their common stock. Investors may not be able to resell their shares at or above the price they paid for the stock. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against the company. Such litigation could result in substantial costs and diversion of management's attention and resources.

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING ELECTRONIC COMMERCE.

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other websites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses and software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our software solutions or make them inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

INCREASING GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR, OR IMPOSE SALES AND OTHER TAXES ON THE SALE OF, OUR PRODUCTS AND SERVICES.

     As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, taxation of goods and services provided over the Internet, and content and quality of products and services. It is possible that legislation could expose companies involved in electronic commerce to liability, which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for our products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We develop products in the United States and market our products in North America and, to a lesser extent, in Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

INTEREST RATE RISK

     We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2000. Our interest expense is not sensitive to changes in the general level of U.S. interest rates because all of our debt arrangements are based on fixed rates of interest.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The company is not involved in any legal proceedings that are material to its business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE PROCEEDS

     a. Not applicable

     b. Not applicable

     c. Not applicable

     d. Use of proceeds from sale of Registered Securities.

     On January 27, 2000, the SEC declared effective the Company's Registration Statement on Form S-1/A. Pursuant to this Registration Statement, the Company completed an initial public offering of 4,600,000 shares of its common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $20.00 per share ("the Offering"). Proceeds to the Company, after deduction of the underwriters' discount and commission, from the Offering totaled approximately $83.3 million, net of offering costs of approximately $2.2 million.

     All net proceeds received by the Company from the Company's initial public offering were invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds, certificates of deposit, and auction rate preferred stock.

     Upon completion of the Offering, the Company's preferred stock was converted into 14,594,549 shares of common stock. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27  Financial Data Schedule

     (b) Reports on Form 8-K:

        None

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

May 12, 2000                              EXTENSITY, INC.

                                          By:      /s/ KENNETH R. HAHN
                                            ------------------------------------
                                                      Kenneth R. Hahn
                                             Chief Financial Officer (Principal
                                                          Financial
                                                  and Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT NO.                            DESCRIPTION
        -----------                            -----------
           27.1        Financial Data Schedule