Form 10-Q
period 2000-06-30
EXTENSITY INC
filed 2000-08-10
CIK 1096473

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                Yes [X]  No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of July 31, 2000 was 23,858,007.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
         Condensed Consolidated Balance Sheets..............    3
         Condensed Consolidated Statements of Operations....    4
         Condensed Consolidated Statements of Cash Flows....    5
         Notes to the Condensed Consolidated Financial
         Statements.........................................    6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    8
Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.........................................   22

                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................   22
Item 2. Changes in Securities and Use of Proceeds...........   22
Item 3. Defaults Upon Senior Securities.....................   23
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   23
Item 5. Other Information...................................   23
Item 6. Exhibits and Reports on Form 8-K....................   23
SIGNATURES..................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                EXTENSITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 42,670        $ 10,416
  Short-term investments....................................     50,844          13,869
  Restricted short-term investment..........................      1,005              76
  Accounts receivable, net..................................      5,511           3,176
  Prepaids and other current assets.........................      2,874           1,278
                                                               --------        --------
          Total current assets..............................    102,904          28,815
  Property and equipment, net...............................      3,625           2,309
  Other assets..............................................        299             537
                                                               --------        --------
          Total assets......................................   $106,828        $ 31,661
                                                               ========        ========

             LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                           AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  3,870        $  1,834
  Accrued liabilities.......................................      4,325           1,917
  Deferred revenue..........................................     13,005          10,051
  Other current liabilities.................................      1,652           1,786
                                                               --------        --------
          Total current liabilities.........................     22,852          15,588
  Other liabilities.........................................        909           1,486
                                                               --------        --------
          Total liabilities.................................     23,761          17,074
                                                               --------        --------
Mandatorily redeemable convertible preferred stock..........         --          49,648
                                                               --------        --------
Stockholders' equity (deficit):
  Common stock..............................................         24               4
  Additional paid-in capital................................    146,659          10,898
  Deferred stock compensation...............................     (5,058)         (5,853)
  Notes receivable from stockholders........................       (380)           (130)
  Accumulated deficit.......................................    (58,178)        (39,980)
                                                               --------        --------
          Total stockholders' equity (deficit)..............     83,067         (35,061)
                                                               --------        --------
          Total liabilities, mandatorily redeemable
            convertible preferred stock and stockholders'
            equity (deficit)................................   $106,828        $ 31,661
                                                               ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EXTENSITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------    -------------------
                                                      2000       1999        2000       1999
                                                    --------    -------    --------    -------
                                                        (UNAUDITED)            (UNAUDITED)
REVENUES:
  Licenses........................................  $  3,034    $   437    $  5,259    $   657
  Services and maintenance........................     2,299        673       3,797        879
                                                    --------    -------    --------    -------
          Total revenues..........................     5,333      1,110       9,056      1,536
                                                    --------    -------    --------    -------
COST OF REVENUES:(*)
  Licenses........................................       131         40         215         68
  Services and maintenance........................     3,596      1,087       6,446      1,845
                                                    --------    -------    --------    -------
          Total cost of revenues..................     3,727      1,127       6,661      1,913
                                                    --------    -------    --------    -------
          Gross profit (loss).....................     1,606        (17)      2,395       (377)
                                                    --------    -------    --------    -------
OPERATING EXPENSES:(*)
  Sales and marketing.............................     6,419      2,009      12,044      3,328
  Research and development........................     3,169      1,727       5,991      3,135
  General and administrative......................     1,151        658       2,322      1,085
  Amortization of non-cash stock based
     compensation.................................     1,157        578       2,651        893
                                                    --------    -------    --------    -------
          Total operating expenses................    11,896      4,972      23,008      8,441
                                                    --------    -------    --------    -------

Loss from operations..............................   (10,290)    (4,989)    (20,613)    (8,818)
Interest income (expense), net....................     1,425        (49)      2,411        (76)
                                                    --------    -------    --------    -------
Net loss..........................................  $ (8,865)   $(5,038)   $(18,202)   $(8,894)
                                                    ========    =======    ========    =======

Basic and diluted net loss per share..............  $  (0.39)   $ (2.55)   $  (0.93)   $ (4.83)
Shares used in computing basic and diluted net
  loss per share..................................    22,472      1,979      19,540      1,840
---------------
(*) Amounts are exclusive of non-cash stock based
    compensation as follows:
  Cost of revenues:
     Services and maintenance.....................  $    185    $    50    $    424    $    77
  Operating expenses:
     Sales and marketing..........................       393        116         901        179
     Research and development.....................       243        181         557        280
     General and administrative...................       336        231         769        357
                                                    --------    -------    --------    -------
                                                    $  1,157    $   578    $  2,651    $   893
                                                    ========    =======    ========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EXTENSITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(18,202)   $(8,894)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................       731        393
     Amortization of deferred stock compensation............     2,651        893
     Amortization of debt discount and lease line issuance
      costs.................................................        50         53
     Changes in operating assets and liabilities:
       Increase in accounts receivable......................    (2,335)    (1,609)
       Increase in prepaids and other assets................    (1,357)      (158)
       Increase (decrease) in accounts payable..............     2,131       (138)
       Increase in accrued liabilities......................     2,313        478
       Increase in deferred revenue.........................     2,954      2,708
       Increase in other current liabilities................        65         --
                                                              --------    -------
          Cash used in operating activities.................   (10,999)    (6,274)
                                                              --------    -------
Cash flows from investing activities:
  Increase in short-term investments........................   (36,975)        --
  Capital expenditures......................................    (2,047)      (512)
  (Increase) decrease in restricted cash and short-term
     investments............................................      (929)         6
                                                              --------    -------
          Cash used in investing activities.................   (39,951)      (506)
                                                              --------    -------

Cash flows from financing activities:
  Payments on loan..........................................      (595)      (505)
  Payments on capital lease obligation......................      (224)      (147)
  Proceeds from sale-lease back.............................        --        214
  Proceeds from exercise of stock options...................       675        229
  Net proceeds from issuance of common stock................    83,348         --
                                                              --------    -------
          Cash provided by (used in) financing activities...    83,204       (209)
                                                              --------    -------
Increase (decrease) in cash and cash equivalents............    32,254     (6,989)
Cash and cash equivalents, beginning of period..............    10,416     10,883
                                                              --------    -------
Cash and cash equivalents, end of period....................  $ 42,670    $ 3,894
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

 2. INITIAL PUBLIC OFFERING

     On January 27, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 4,600,000 shares of its common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial offering price of $20.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the Underwriters discounts, commissions, and concessions, totaled approximately $83.3 million, net of offering costs of approximately $2.2 million.

     For the three months ended June 30, 1999, the Company recorded deferred stock compensation of $1.1 million for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during that period. No deferred stock compensation was recorded for the three months ended June 30, 2000. For the six months ended June 30, 1999 and June 30, 2000, the Company recorded deferred stock compensation of $3.3 million and $1.9 million, respectively. Amortization of deferred stock compensation was $578,000 and $1.2 million for the three months ended June 30, 1999 and 2000, respectively, and $893,000 and $2.7 million for the six months ended June 30, 1999 and June 30, 2000, respectively.

 3. NET LOSS PER SHARE

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

                                EXTENSITY, INC.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             ------------------    -------------------
                                              2000       1999        2000       1999
                                             -------    -------    --------    -------
Numerator:
  Net loss.................................  $(8,865)   $(5,038)   $(18,202)   $(8,894)
Denominator:
  Weighted average shares..................   23,629      3,454      20,735      2,972
  Weighted average unvested common
     shares................................   (1,157)    (1,475)     (1,195)    (1,132)
                                             -------    -------    --------    -------
          Total weighted average shares....   22,472      1,979      19,540      1,840
                                             -------    -------    --------    -------

Basic and diluted net loss per share.......  $ (0.39)   $ (2.55)   $  (0.93)   $ (4.83)
                                             =======    =======    ========    =======

     Diluted net loss per share does not include the effect of the following potential common shares at June 30 (in thousands):

                                                              2000      1999
                                                              -----    ------
Shares issuable under stock options.........................  3,575     2,181
Shares of unvested stock subject to repurchase..............  1,058     1,178
Shares issuable pursuant to warrants to purchase common and
  convertible preferred stock...............................    160       184
Shares of convertible preferred stock on an "as if
  converted" basis..........................................     --    10,362

     The weighted-average exercise price of stock options outstanding was $4.88 and $0.32 as of June 30, 2000 and 1999, respectively. The weighted average repurchase price of unvested stock was $1.91 and $0.29 as of June 30, 2000 and 1999, respectively. The weighted average exercise price of warrants was $3.30 and $3.08 as of June 30, 2000 and 1999, respectively.

 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101. This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 becomes effective for the fourth quarter of the year ending December 31, 2000. The Company believes that adoption of SAB 101 will not have a material effect on its consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (Interpretation No. 44). Interpretation No. 44 is effective July 1, 2000. The Company believes that the adoption of Interpretation No. 44 will not have a material effect on its consolidated financial statements.

 5. SIGNIFICANT CUSTOMERS

     For the three months ended June 30, 2000, two customers accounted for 17% and 14% of our total revenues. For the three months ended June 30, 1999, sales to three customers accounted for 15%, 11%, and 11% of total revenues. For the six months ended June 30, 2000, one customer accounted for 17% of our total revenues. For the six months ended June 30, 1999, sales to one customer accounted for 11% of total revenues.

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

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS AFTER THE DATE HEREOF. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

     Extensity was formed in November 1995 and introduced its first commercial product for general availability in March 1998. During this period, our operating activities consisted of the design and development of our product architecture and our first application, the building of our corporate infrastructure, and the development of our professional services and customer support organizations. Our first application, Extensity Expense Reports, was released for general availability in March 1998. We released Extensity Travel Plans in December 1998 and Extensity Timesheets and Extensity Purchase Reqs in July 1999.

     We generate revenue principally from licensing our applications and providing related services, including product installation, maintenance and support, consulting and training. We license our applications individually or as an integrated suite of products. The pricing of our software and services fluctuates on a per transaction basis depending on various factors, such as the number of seats covered by a contract. The dollar amounts of our contracts depend on the number of users and applications being used.

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

     In cases where a sale of a license does not include implementation services (i.e., a sale of additional seats or a sale of product to be implemented by a third party), revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable.

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

     Payments received in advance of revenue recognition are recorded as deferred revenues. Our customers typically enter into one-year maintenance and support contracts when they purchase their initial Extensity applications and have the option to purchase additional contracts after completion of the initial contract period. Although we do not grant any rights to our customers to return products, we do provide warranties that our products will function according to written documentation.

     We promote and sell our software products through our direct sales force and through indirect channels, including third-party outsourcers of expense management services. We also have co-marketing arrangements with a number of companies including Cisco Systems, IBM, Commerce One, WebEx, First USA, GetThere.com and Netscape.

     In the second quarter of 1999, we expanded our presence in international markets by opening a sales office in the United Kingdom and by establishing a relationship with a provider of enterprise financial applications. We hired our Vice President and General Manager of European Operations in July 1999. We have continued to hire staff in our United Kingdom office and expect to continue to do so in advance of anticipated revenues. Hence, we expect our costs for establishing international sales to exceed related revenues as we invest in international operations. For the three months ended June 30, 2000, we recognized revenues derived from our international sales; however, this represented less than 5% of total revenues for this period. Prior to this quarter, there were no revenues derived from international sales.

     In January 2000, we completed an initial public offering of 4,600,000 shares of our common stock. Proceeds to us from the offering totaled approximately $83.3 million, net of offering costs of approximately $2.2 million.

RESULTS OF OPERATIONS

  Revenues

     Total revenues increased to $5.3 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999, an increase of 380%. Total revenues increased to $9.1 million for the six months ended June 30, 2000 from $1.5 million for the six months ended June 30, 1999, an increase of 490%. For the three months ended June 30, 1999, sales to three customers accounted for 15%, 11%, and 11% of total revenues. For the three months ended June 30, 2000, two customers accounted for 17% and 14% of our total revenues. For the six months ended June 30, 1999, sales to one customer accounted for 11% of total revenues. For the six months ended June 30, 2000, one customer accounted for 17% of our total revenues.

     License Revenues. Our license revenues increased to $3.0 million for the three months ended June 30, 2000 from $437,000 for the three months ended June 30, 1999, an increase of 594%. Our license revenues increased to $5.3 million for the six months ended June 30, 2000 from $657,000 for the six months ended June 30, 1999, an increase of 700%. The increase was attributable to our growing customer base, to an increase in the revenue attributable to our indirect sales channels and to a lesser extent, to an increase in the average size of the sales contracts entered into by our customers and to an increase in amount of license revenue recognized upon shipment.

     Service and Maintenance Revenues. Our service and maintenance revenues increased to $2.3 million for the three months ended June 30, 2000 from $673,000 for the three months ended June 30, 1999, an increase of 242%. Our service and maintenance revenues increased to $3.8 million for the six months ended June 30, 2000 from $879,000 for the six months ended June 30, 1999, an increase of 332%. These increases were attributable to our growing customer base, to an increase in professional services revenues recognized on a time and materials basis, to an increase in revenues recognized from work performed on partner integration, and to a lesser extent, to an increase in the average size of the sales contracts that customers have signed.

  Cost of Revenues

     Total cost of revenues increased to $3.7 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999, an increase of 231%. Total cost of revenues increased to $6.7 million for the six months ended June 30, 2000 from $1.9 million for the three months ended June 30, 1999, an increase of 248%.

     Cost of License Revenues. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation and shipping. This cost increased to $131,000 for the three months ended June 30, 2000 from $40,000 for the three months ended June 30, 1999 due primarily to increased sales activity. The cost increased to $215,000 for the six months ended June 30, 2000 from $68,000 for the six months ended June 30, 1999 due primarily to increased sales activity. As a percentage of license revenues, cost of license revenues decreased to 4.3% for the three months ended June 30, 2000 from 9.2% for the three months ended June 30, 1999. This percentage decreased to 4.1% for the six months ended June 30, 2000 from 10.4% for the six months ended June 30, 1999. The decrease in both the three-month and six-month periods was primarily due to higher license revenues. Cost of revenues as a percentage of license revenues may increase over the current level in the future as we incorporate additional third-party products into our offerings.

     Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. This cost increased to $3.6 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999, an increase of 231%. This cost increased to $6.4 million for the six months ended June 30, 2000 from $1.8 million for the six months ended June 30, 1999, an increase of 249%. As a percentage of service revenues, cost of service revenues decreased to 156% for the three months ended June 30, 2000 from 161% for the three months ended June 30, 1999 and decreased to 170% for the six months ended June 30, 2000 from 210% for the six months ended June 30, 1999. Approximately 25% of the increase for the three month period and 30% of the increase for the six month period in the cost of service revenues was due to our hiring of additional service and maintenance personnel and approximately 60% for the three month period and 50% for the six month period was to due to an increase in costs for third party contractors. These additional costs were necessary to support our expanding customer base. Total costs have exceeded our service and maintenance revenues as we have built our consulting and customer support groups in advance of growing contract volume. Although cost of service revenues declined as a percentage of service revenues over time, this cost has continued to exceed the amount of related service revenues. We are seeking to reduce our cost of service revenues and are also seeking to engage third parties to provide a substantial portion of services related to our applications. We expect, however, that cost of service revenues will continue to exceed service revenues for the foreseeable future. In addition, we have not yet established significant relationships with third-party service providers, and we may not be successful in doing so in the future.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including commissions and marketing program costs. Sales and marketing expenses increased to $6.4 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999, an increase of 220%. As a percentage of total revenues, sales and marketing expenses decreased to 120% for the three months ended June 30, 2000 from 181% for the three months ended June 30, 1999. Sales and marketing expenses increased to $12.0 million for the six months ended June 30, 2000 from $3.3 million for the six months ended June 30, 1999, an increase of 262%. As a percentage of total revenues, sales and marketing expenses decreased to 133% for the six months ended June 30, 2000 from 217% for the six months ended June 30, 1999. Approximately 55% of the increase in sales and marketing expenses for both the three-month and six-month periods was attributable to increased compensation, commissions and other related costs associated with hiring additional sales representatives, management and marketing personnel. Approximately 20% of the increase for both the three-month and six-month periods was due to increased spending on marketing programs. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase as we expand our domestic and international sales force and increase our marketing efforts to capitalize on the growth of our market.

     Research and Development. Research and development expenses consist primarily of compensation and related personnel costs and fees associated with contractors. Research and development expenses increased to $3.2 million for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999, an increase of 83%. As a percentage of total revenues, research and development expenses decreased to 59% for the three months ended June 30, 2000 from 156% for the three months ended June 30, 1999. Research and development expenses increased to $6.0 million for the six months ended June 30, 2000 from $3.1 million for the six months ended June 30, 1999, an increase of 91%. As a percentage of total revenues, research and development expenses decreased to 66% for the six months ended June 30, 2000 from 204% for the six months ended June 30, 1999. Approximately 70% for the three-month period and 65% for the six-month period of the increase in research and development expenses was attributable to the addition of personnel. We added personnel due to our continuing efforts to add enhancements to our existing software applications and to develop software applications that incorporate new functionality into our integrated suite. We expect that the absolute dollar amount of research and development expenses will continue to increase as we make additional investments in our technology and products.

     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses increased to $1.2 million for the three months ended June 30, 2000 from $658,000 for the three months ended June 30, 1999, an increase of 75%. As a percentage of total revenues, general and administrative expenses decreased to 22% for the three months ended June 30, 2000 from 59% for the three months ended June 30, 1999. General and administrative expenses increased to $2.3 million for the six months ended June 30, 2000 from $1.1 million for the six months ended June 30, 1999, an increase of 114%. As a percentage of total revenues, general and administrative expenses decreased to 26% for the six months ended June 30, 2000 from 71% for the six months ended June 30, 1999. Approximately 60% of the increase in general and administrative expenses for both the three-month and six-months periods was attributable to hiring additional executive and financial personnel. We expect that the absolute dollar amount of general and administrative expenses will continue to increase as we expand our operations.

AMORTIZATION OF NON-CASH STOCK BASED COMPENSATION

     Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized, using the multiple option method, over the four-year vesting period of the granted options. Accordingly, our results from operations will include deferred compensation expense at least through 2003. We recognized $1.2 million of this expense for the three months ended June 30, 2000 and $578,000 for the three months ended June 30, 1999. We recognized $2.7 million of this expense for the six months ended June 30, 2000 and $893,000 for the six months ended June 30, 1999.

INTEREST INCOME (EXPENSE), NET

     Interest income (expense), net was $1.4 million for the three months ended June 30, 2000 and ($49,000) for the three months ended June 30, 1999. Interest income (expense), net was $2.4 million for the six months ended June 30, 2000 and ($76,000) for the six months ended June 30, 1999. Interest income for the three and six months ended June 30, 2000 primarily resulted from interest earned on the proceeds from the Company's IPO. Interest expense for the three and six months ended June 30, 1999 primarily resulted from interest expense on our notes payable and capital lease obligations offset by interest earned on cash received from private placements of our preferred stock in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations and funded our capital expenditures through the private sale of equity securities, supplemented by loan facilities and equipment leases, as well as through proceeds from our IPO completed in January 2000. Aggregate net proceeds to date from private equity financings totaled $42.3 million and proceeds from the Company's IPO were $83.3 million, net of offering costs of approximately $2.2 million. As of June 30, 2000, we had $93.5 million in cash, cash equivalents and short-term investments and $80.1 million in working capital.

     Net cash used in operating activities was $11.0 million for the six months ended June 30, 2000 and $6.3 millions for the six months ended June 30, 1999. For the six months ended June 30, 2000, cash used in operating activities was primarily attributable to a net loss of $15.6 million, adjusted for the amortization of deferred stock compensation of $2.7 million and offset by an increase in accounts payable of $2.1 million, an increase in accrued liabilities of $2.3 million, and an increase in deferred revenue of $3.0 million. For the six months ended June 30, 1999, cash used in operating activities was primarily attributable to net losses from operations of $8.9 million, offset by an increase in deferred revenue of $2.7 million.

     Net cash used in investing activities was $40.0 million for the six months ended June 30, 2000 and $506,000 for the six months ended June 30, 1999. Investing activities consisted primarily of an increase in short-term investments and capital expenditures.

     Net cash provided by financing activities was $83.2 million for the six months ended June 30, 2000, primarily due to the net proceeds of $83.3 million from the Company's IPO. Net cash used in financing activities was $209,000 for the six months ended June 30, 1999.

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

                                  RISK FACTORS

     The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the risks and other information contained in our Registration Statement on Form S-1/A (File No. 333-90979) and our periodic reports filed pursuant to the Exchange Act in evaluating our business. As a result of the risk factors discussed below, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

                         RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKES OUR BUSINESS PROSPECTS DIFFICULT TO EVALUATE.

     We were incorporated in November 1995 and commenced licensing of our software applications in March 1998. Accordingly, we have a limited operating history. An investor in our common stock must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet-based software applications. Risks and difficulties include our ability to:

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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND EXPECT THIS TO CONTINUE FOR THE FORESEEABLE FUTURE.

     Our business is new; we have offered products for a relatively short period of time; and our base of customers and prospective customers is still relatively small. We have spent significant funds to date to develop our current products and to develop our sales and market resources. We have incurred significant operating losses and have not achieved profitability. As of June 30, 2000, we had an accumulated deficit of $58.2 million. We expect to continue to invest in research and development to enhance current products and develop future products. We also plan to continue to grow our sales force and to spend significant funds in marketing to promote our company and our products. We expect to continue to hire additional people in all other areas of our company in order to support our growing business. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses for the foreseeable future.

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

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than us. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation. Increased competition may result in price reductions, reduced margins and loss of market share, any one of which could seriously harm our business.

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

     We licensed our first workforce optimization application in March 1998 and have fully implemented our applications for only a limited number of customers to date. As of June 30, 2000, we had licensed our applications to a total of 103 customers and had implemented the solutions for a total of 50 of these customers. Moreover, as of June 30, 2000, we had not completed an implementation of our Extensity Purchase Reqs application for any customer. We expect that we will continue to derive a significant portion of our revenues from a relatively small number of customers in the future. Accordingly, the loss of a small number of major customers could materially and adversely affect our business, and the deferral or loss of anticipated orders from a small number of prospective customers could materially and adversely impact our revenues and operating results in any period.

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

     We have limited experience in implementing our applications on a large scale. As of June 30, 2000, our largest implementation included approximately 5,400 employee users. We believe that the ability of large customers to roll-out our products across large numbers of users is critical to our future success. If our customers cannot successfully deploy our applications on a large scale, or if they determine for any reason that our products cannot accommodate large-scale deployment, our business could be harmed.

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

     We have only a limited history of marketing, selling and supporting our products and services internationally. In the second quarter of 1999, we opened a sales office in the United Kingdom and established a relationship with an international reseller. As of June 30, 2000, we had 15 employees in the United Kingdom office. To date, we have derived only a small amount of revenues from our international operations. To expand internationally we must hire and train experienced international personnel as well as export qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited. We also face other risks inherent in conducting business internationally, such as:

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

WE ARE GROWING RAPIDLY, AND OUR FAILURE TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

     We have experienced and are currently experiencing a period of significant growth. Our full-time employees increased from 35 at December 31, 1997 to 83 at December 31, 1998 to 175 at December 31, 1999 to 239 at June 30, 2000. This growth has placed a significant strain on our resources. We expect that any future growth would cause similar or increased strains on our resources. As part of this growth, we will have to implement new operational and financial systems and procedures and controls; expand, train and manage our employee base; and maintain close coordination among our technical, accounting, finance, marketing and sales staffs. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be adversely affected.

     Several members of our senior management joined us in 1999, including David Yarnold, our Vice President of Business Development and Mark Oney, our Vice President of Engineering. Although all but one of our executive staff have been employed for more than one year, we cannot assure you that our management team will be able to continue to work together effectively or to manage our growth successfully. We believe that the successful integration of our management team is critical to our ability to manage our operations effectively and support our anticipated future growth.

WE MAY BE UNABLE TO ATTRACT OR RETAIN HIGHLY SKILLED EMPLOYEES THAT ARE NECESSARY FOR THE SUCCESS OF OUR GROWTH PLAN.

     In addition to our dependence on our sales and professional services personnel as previously discussed, our ability to execute our growth plan and be successful also depends on our continued ability to attract and retain highly skilled employees. We depend on the services of senior management and other personnel, particularly Robert A. Spinner, our Chief Executive Officer. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel in our industry is intense. We have in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining personnel, our business could be adversely affected.

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

WE MAY BECOME INCREASINGLY DEPENDENT ON THIRD-PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS AND, IF SO, IMPAIRED RELATIONS WITH THESE THIRD PARTIES, ERRORS IN THIRD-PARTY SOFTWARE OR INABILITY TO ENHANCE THE SOFTWARE OVER TIME COULD HARM OUR BUSINESS.

     We incorporate third-party software into our products. Currently, the third-party software we use includes application server software that we license from BEA Systems, off-line client server software from PUMATECH and synchronization software from AETHER Systems. We expect to incorporate additional third-party software into our products as we expand our product line and broaden the content and services accessible through our gateway. The operation of our products would be impaired if errors occur in the third-party software that we license. It may be more difficult for us to correct any errors in third-party software because the software is not within our control. Accordingly, our business would be adversely affected in the event of any errors in this software. Furthermore, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software.

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

CUSTOMERS MAY NOT ACCEPT THE INTERNET AS A MEANS TO ACCESS ENTERPRISE APPLICATIONS, AND THIS WOULD LIKELY CAUSE OUR BUSINESS MODEL TO BE UNSUCCESSFUL.

     To date, enterprises have generally managed operational functions through internal computer or manual systems rather than over the Internet. Our business model assumes that enterprises and their employees will increasingly adopt the Internet or corporate intranets as a means of managing important business functions. This business model is not yet proven, and if we are unable to successfully implement our business model, our business will be materially adversely affected.

MARKET PRICES OF INTERNET AND TECHNOLOGY COMPANIES HAVE BEEN HIGHLY VOLATILE, AND THE MARKET FOR OUR STOCK MAY BE VOLATILE AS WELL.

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

INTEREST RATE RISK

     We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2000. Our interest expense is not sensitive to changes in the general level of U.S. interest rates because all of our debt arrangements are based on fixed rates of interest.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    27.1   Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

August 10, 2000                           EXTENSITY, INC.

                                          By       /s/ KENNETH R. HAHN
                                            ------------------------------------
                                                      Kenneth R. Hahn
                                             Chief Financial Officer (Principal
                                                          Financial
                                                  and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
   27.1            Financial Data Schedule