Form 10-Q
period 2000-09-30
EXTENSITY INC
filed 2000-11-14
CIK 1096473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of October 31, 2000 was 24,121,617.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).....
          Condensed Consolidated Balance Sheets.......................    3
          Condensed Consolidated Statements of Operations.............    4
          Condensed Consolidated Statements of Cash Flows.............    5
          Notes to Consolidated Financial Statements..................    6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    9
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   23

                         PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings...........................................   24
ITEM 2.   Changes in Securities and Use of Proceeds...................   24
ITEM 3.   Defaults Upon Senior Securities.............................   24
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   24
ITEM 5.   Other Information...........................................   24
ITEM 6.   Exhibits and Reports on Form 8-K............................   24
SIGNATURE.............................................................   25

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                EXTENSITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 41,038         $ 10,416
  Short-term investments....................................      44,937           13,869
  Restricted short-term investment..........................       1,019               76
  Accounts receivable, net..................................       7,146            3,176
  Prepaids and other current assets.........................       2,387            1,278
                                                                --------         --------
          Total current assets..............................      96,527           28,815
Property and equipment, net.................................       5,236            2,309
Other assets................................................         444              537
                                                                --------         --------
          Total assets......................................    $102,207         $ 31,661
                                                                ========         ========

 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                          (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  4,374         $  1,834
  Accrued liabilities.......................................       5,324            1,917
  Deferred revenue..........................................      14,535           10,051
  Notes payable, capital lease obligations, and other.......       1,667            1,786
                                                                --------         --------
          Total current liabilities.........................      25,900           15,588
Notes payable, capital lease obligations, and other.........         867            1,486
                                                                --------         --------
          Total liabilities.................................      26,767           17,074
                                                                --------         --------
Mandatorily redeemable convertible preferred stock..........          --           49,648
                                                                --------         --------
Stockholders' equity (deficit):
  Common stock..............................................          24                4
  Additional paid-in capital................................     146,784           10,898
  Deferred stock compensation...............................      (4,096)          (5,853)
  Notes receivable from stockholders........................        (380)            (130)
                                                                --------         --------
  Accumulated deficit.......................................     (66,892)         (39,980)
                                                                --------         --------
          Total stockholders' equity (deficit)..............      75,440          (35,061)
                                                                --------         --------
          Total liabilities, mandatorily redeemable
            convertible preferred stock and stockholders'
            equity (deficit)................................    $102,207         $ 31,661
                                                                ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EXTENSITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -------------------    --------------------
                                                     2000       1999        2000        1999
                                                   --------    -------    --------    --------
REVENUES:
Licenses.........................................  $  4,021    $ 1,282    $  9,280    $  1,939
Services and maintenance.........................     3,005        795       6,802       1,674
                                                   --------    -------    --------    --------
          Total revenues.........................     7,026      2,077      16,082       3,613
                                                   --------    -------    --------    --------
COST OF REVENUES:(*)
Licenses.........................................       267         77         482         145
Services and maintenance.........................     3,758      1,229      10,204       3,074
                                                   --------    -------    --------    --------
          Total cost of revenues.................     4,025      1,306      10,686       3,219
                                                   --------    -------    --------    --------
Gross profit.....................................     3,001        771       5,396         394
                                                   --------    -------    --------    --------
OPERATING EXPENSES:(*)
Sales and marketing..............................     7,018      3,079      19,062       6,407
Research and development.........................     3,431      1,851       9,422       4,986
General and administrative.......................     1,392        870       3,714       1,955
Amortization of non-cash stock based
  compensation...................................       961      2,014       3,612       2,907
In-process research and development..............       318         --         318          --
                                                   --------    -------    --------    --------
          Total operating expenses...............    13,120      7,814      36,128      16,255
                                                   --------    -------    --------    --------
Loss from operations.............................   (10,119)    (7,043)    (30,732)    (15,861)
Interest income, net.............................     1,417         94       3,828          18
                                                   --------    -------    --------    --------
Net loss.........................................  $ (8,702)   $(6,949)   $(26,904)   $(15,843)
                                                   ========    =======    ========    ========

Basic and diluted net loss per share.............  $  (0.38)   $ (2.87)   $  (1.31)   $  (7.79)
Shares used in computing basic and diluted net
  loss per share.................................    22,742      2,419      20,607       2,033

-------------------------

(*) Amounts are exclusive of non-cash stock based
    compensation as follows:
     Cost of revenues:
       Services and maintenance..................  $    154    $   111    $    578    $    188
     Operating expenses:
       Sales and marketing.......................       326        256       1,227         435
       Research and development..................       202        400         759         680
       General and administrative................       279      1,247       1,048       1,604
                                                   --------    -------    --------    --------
                                                   $    961    $ 2,014    $  3,612    $  2,907
                                                   ========    =======    ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EXTENSITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(26,904)   $(15,843)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................     1,182         633
     Amortization of deferred stock compensation............     3,612       2,907
     In-process research and development....................       318          --
     Amortization of debt discount and lease line issuance
      costs.................................................        74          78
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................    (3,970)     (1,753)
     Increase in prepaids and other assets..................    (1,016)       (451)
     Increase in accounts payable...........................     2,540         728
     Increase in accrued liabilities........................     3,407         622
     Increase in deferred revenue...........................     4,484       3,488
     Increase in other current liabilities..................        93          42
                                                              --------    --------
          Cash used in operating activities.................   (16,180)     (9,549)
                                                              --------    --------
Cash flows from investing activities:
  Increase in short-term investments........................   (31,068)     (6,974)
  Capital expenditures......................................    (4,109)       (885)
  Business acquisition......................................       (90)         --
  (Increase) decrease in restricted cash and short-term
     investments............................................      (943)          6
                                                              --------    --------
          Cash used in investing activities.................   (36,190)     (7,853)
                                                              --------    --------
Cash flows from financing activities:
  Payments on notes payable.................................      (800)       (831)
  Payments on capital lease obligation......................      (299)       (326)
  Proceeds from sale -- lease back..........................        --         240
  Proceeds from exercise of stock options...................       743         365
  Net proceeds from issuance of preferred stock.............        --      22,379
  Net proceeds from issuance of common stock................    83,348          --
                                                              --------    --------
          Cash provided by financing activities.............    82,992      21,827
                                                              --------    --------
Increase in cash and cash equivalents.......................    30,622       4,425
Cash and cash equivalents, beginning of period..............    10,416      10,883
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 41,038    $ 15,308
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

2. INITIAL PUBLIC OFFERING

     On January 27, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering ("IPO") of 4,600,000 shares of its common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial offering price of $20.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the Underwriters discounts, commissions, and concessions, totaled approximately $83.3 million, net of offering costs of approximately $2.2 million.

     For the three months ended September 30, 1999, the Company recorded deferred stock compensation of $4.3 million for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during that period. No deferred stock compensation was recorded for the three months ended September 30, 2000. For the nine months ended September 30, 1999 and September 30, 2000, the Company recorded deferred stock compensation of $7.6 million and $1.9 million, respectively. Amortization of deferred stock compensation was $2.0 million and $961,000 for the three months ended September 30, 1999 and 2000, respectively, and $2.9 million and $3.6 million for the nine months ended September 30, 1999 and September 30, 2000, respectively.

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

                                EXTENSITY, INC.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                       THREE MONTHS           NINE MONTHS
                                                          ENDED                  ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Numerator:
  Net loss........................................  $(8,702)   $(6,949)   $(26,904)   $(15,843)
Denominator:
  Weighted average shares.........................   23,789      3,887      21,753       3,277
  Weighted average unvested common shares.........   (1,047)    (1,468)     (1,146)     (1,244)
                                                    -------    -------    --------    --------
          Total weighted average shares...........   22,742      2,419      20,607       2,033
                                                    -------    -------    --------    --------
Basic and diluted net loss per share..............  $ (0.38)   $ (2.87)   $  (1.31)   $  (7.79)
                                                    =======    =======    ========    ========

     Diluted net loss per share does not include the effect of the following potential common shares at September 30 (in thousands):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                              2000      1999
                                                              -----    ------
Shares issuable under stock options.........................  3,948     2,427
Shares of unvested stock subject to repurchase..............    840     1,293
Shares issuable pursuant to warrants to purchase common and
  convertible preferred stock...............................     --       184
Shares of convertible preferred stock on an "as if
  converted" basis..........................................     --    14,095

     The weighted-average exercise price of stock options outstanding was $8.35 and $0.68 as of September 30, 2000 and 1999, respectively. The weighted average repurchase price of unvested stock was $1.32 and $0.38 as of September 30, 2000 and 1999, respectively. The weighted average exercise price of warrants was $3.08 as of September 30, 1999.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101. This summarizes certain areas of the Staff's views in applying generally accepted accounting principals to revenue recognition in financial statements. SAB 101 becomes effective for the fourth quarter of the year ending December 31, 2000. The Company believes that adoption of SAB 101 will not have a material effect on its consolidated financial statements.

     In March of 2000, the Financial Accounting Standards Board issued an interpretation of No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (Interpretation No 44). Interpretation No. 44 was effective July 1, 2000. The implementation of FASB 44 did not have a material impact on the Company's financial statements.

5. SIGNIFICANT CUSTOMERS

     One customer accounted for 10% of total revenues for the three months ended September 30, 2000. Four customers accounted for 36%, 22%, 11%, 11% of total revenues for the three months ended September 30, 1999. One customer accounted for 14% of total revenues for the nine months ended September 30, 2000. Two customers accounted for 31% and 21%of total revenues for the nine months ended September 30, 1999.

                                EXTENSITY, INC.

6. ACQUISITION

     In September of 2000, Extensity acquired all the outstanding shares of a company. The total acquisition cost was approximately $343,000 primarily comprised of $265,000 in cash, shares of the company's stock valued at $53,000 and approximately $25,000 in transaction costs. The transaction was accounted for as a purchase business combination. Substantially the entire purchase price was allocated to in-process research and development as technological feasibility of the acquired product had not been established and no future alternative use existed at the time of purchase. Furthermore, the acquired company had no revenues, no other tangible or intangible assets and only one employee.

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

OVERVIEW

     Extensity was formed in November 1995 and introduced its first commercial product for general availability in March 1998. During this period, our operating activities consisted of the design and development of our product architecture and our first application, the building of our corporate infrastructure, and the development of our professional services and customer support organizations. Our first application, Extensity Expense Reports, was released for general availability in March 1998. We released Extensity Travel Plans in December 1998 and Extensity Timesheets and Extensity Purchase Reqs in July 1999. Extensity Connect, our portalized application front end role-based reporting tool, and content and commerce gateway was released in March 2000.

     We generate revenue principally from licensing our applications and providing related services, including product installation, maintenance and support, consulting and training. We license our applications individually or as an integrated suite of products. The pricing of our software and services fluctuates on a per transaction basis depending on various factors, such as the number of seats covered by a contract and the degree of customization requested by the particular customer. The dollar amounts of our contracts depend on the number of users and applications being used, and the professional services requested.

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

     Following the release of Version 4.0 in July 1999, we were able to generate dependable estimates of the costs necessary to complete product implementations. Consequently, we are accounting for our software licenses and implementation revenues using the percentage-of-completion method of contract accounting.

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

     We promote and sell our software products through our direct sales force and through indirect channels, including JD Edwards and NIKU. We also have co-marketing arrangements with a number of companies including Cisco Systems, IBM, Commerce One, WebEx, Digital Think, EventSource, Visa, and GetThere.com.

     In the second quarter of 1999, we expanded our presence in international markets by opening a sales office in the United Kingdom and by establishing a relationship with a provider of enterprise financial applications. We hired our Vice President and General Manager of European Operations in July 1999. We have continued to hire staff in our United Kingdom office and expect to continue to do so in advance of anticipated revenues. Hence, we expect our costs for establishing international sales to exceed related revenues as we invest in international operations. For the three months ended September 30, 2000, we recognized revenues derived from our international sales these represented 9% of the total revenues for the three months ended September 30, 2000.

     In the third quarter of 2000, we expanded our European Operations through opening a second office in Frankfurt, Germany. We have not recognized any revenue to date and expect to incur operating expenses in advance of generating revenues as we continue to expand our international business.

RESULTS OF OPERATIONS

  Revenues

     Total revenues increased to $7.0 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999, an increase of 238%. Total revenues increased to $16.1 million for the nine months ended September 30, 2000 from $3.6 million for the nine months ended September 30, 1999, an increase of 345%. For the three months ended September 30, 1999, sales to four customers accounted for 36%, 22%, 11% and 11% of total revenues. For the three months ended September 30, 2000, one customer accounted for 10% of our total revenues. For the nine months ended September 30, 1999, sales to two customers accounted for 21% and 13% of total revenues. For the nine months ended September 30, 2000, one customer accounted for 14% of our total revenues.

     License Revenues. Our license revenues increased to $4.0 million for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999, an increase of 214%. Our license revenues increased to $9.3 million for the nine months ended September 30, 2000 from $1.9 million for the nine months ended September 30, 1999, an increase of 379%. The increase was attributable to our growing customer base, an increase in the revenue attributable to our indirect sales channels and to a lesser extent, an increase in the average size of the sales contracts entered into by our customers and an increase in amount of license revenue recognized upon shipment.

     Service and Maintenance Revenues. Our service and maintenance revenues increased to $3.0 million for the three months ended September 30, 2000 from $795,000 for the three months ended September 30, 1999, an increase of 278%. Our service and maintenance revenues increased to $6.8 million for the nine months ended September 30, 2000 from $1.7 million for the nine months ended September 30, 1999, an increase of 306%. These increases were attributable to our growing customer base, to an increase in professional services revenues recognized on a time and materials basis, to an increase in revenues recognized from work performed on partner integration, and to a lesser extent, an increase in the average size of the sales contracts that customers have signed.

  Cost of Revenues

     Total cost of revenues increased to $4.0 million for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999, an increase of 208%. Total cost of revenues increased to $10.7 million for the nine months ended September 30, 2000 from $3.2 million for the nine months ended September 30, 1999, an increase of 232%.

     Cost of License Revenues. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation and shipping. This cost increased to $267,000 for the three months ended September 30, 2000 from $77,000 for the three months ended September 30, 1999 due primarily to increased sales activity. The cost increased to $482,000 for the nine months ended September 30, 2000 from $145,000 for the nine months ended September 30, 1999 due primarily to increased sales activity. As a percentage of license revenues, cost of license revenues increased to 6.6% for the three months ended September 30, 2000 from 6.0% for the three months ended September 30, 1999. This percentage decreased to 5.2% for the nine months ended September 30, 2000 from 7.5% for the nine months ended September 30, 1999. The increase in the three-month period was primarily attributed to selling more products with third party products. The decrease in the nine-month period was primarily due to increase license revenue. Cost of revenues as a percentage of license revenue may increase over the current level in the future as we incorporate additional third third-party products in our offerings.

     Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. This cost increased to $3.8 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999, an increase of 206%. This cost increased to $10.2 million for the nine months ended September 30, 2000 from $3.1 million for the nine months ended September 30, 1999, an increase of 232%. As a percentage of service revenues, cost of service revenues decreased to 125% for the three months ended September 30, 2000 from 155% for the three months ended September 30, 1999 and decreased to 150% for the nine months ended September 30, 2000 from 184% for the nine months ended September 30, 1999. Approximately 30% of the increase for the three and nine month period in the cost of service revenues was due to our hiring of additional service and maintenance personnel, and approximately 50% for the three month period and 50% for the nine month period was to due to an increase in costs for third party contractors. These additional costs were necessary to support our expanding customer base. Total costs have exceeded our service and maintenance revenues as we have built our consulting and customer support groups in advance of growing contract volume. Although cost of service revenues declined as a percentage of service revenues over the nine-month period, this cost has continued to exceed the amount of related service revenues. We are seeking to reduce our cost of service revenues and are also seeking to engage third parties to provide a substantial portion of services related to our applications. We expect, however, that cost of service revenues will continue to exceed service revenues into 2001. In addition, we have not yet established significant relationships with third-party service providers, and we may not be successful in doing so in the future.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including commissions and marketing program costs. Sales and marketing expenses increased to $7.0 million for the three months ended September 30, 2000 from $3.1 million for the three months ended September 30, 1999, an increase of 128%. As a percentage of total revenues, sales and marketing expenses decreased to 100% for the three months ended September 30, 2000 from 148% for the three months ended September 30, 1999. Sales and marketing expenses increased to $19.1 million for the nine months ended September 30, 2000 from $6.4 million for the nine months ended September 30, 1999, an increase of 198%. As a percentage of total revenues, sales and marketing expenses decreased to 119% for the nine months ended September 30, 2000 from 177% for the nine months ended September 30, 1999. Approximately 60% of the increase in sales and marketing expenses for both the three-month and nine-month periods was attributable to increased compensation, commissions and other related costs associated with hiring additional sales representatives, management and marketing personnel. Approximately 20% of the increase for both the three-month and nine-month periods was due to increased spending on marketing programs. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase as we expand our domestic and international sales force and increase our marketing efforts to capitalize on the growth of our market.

     Research and Development. Research and development expenses consist primarily of compensation and related personnel costs and fees associated with contractors. Research and development expenses increased to $3.4 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999, an increase of 85%. As a percentage of total revenues, research and development expenses decreased to 49% for the three months ended September 30, 2000 from 89% for the three months ended September 30, 1999. Research and development expenses increased to $9.4 million for the nine months ended September 30, 2000 from $5.0 million for the nine months ended September 30, 1999, an increase of 89%. As a percentage of total revenues, research and development expenses decreased to 59% for the nine months ended September 30, 2000 from 138% for the nine months ended September 30, 1999. Approximately 55% for the three-month period and 60% for the nine-month period of this increase was attributable to the addition of personnel and cost related to contractors. These increases resulted from our continuing efforts to add enhancements to our existing software applications and to develop software applications that incorporate new functionality into our integrated suite. We expect that the absolute dollar amount of research and development expenses will continue to increase as we make additional investments in our technology and products.

     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses increased to $1.4 million for the three months ended September 30, 2000 from $870,000 for the three months ended September 30, 1999, an increase of 60%. As a percentage of total revenues, general and administrative expenses decreased to 20% for the three months ended September 30, 2000 from 42% for the three months ended September 30, 1999. General and administrative expenses increased to $3.7 million for the nine months ended September 30, 2000 from $2.0 million for the nine months ended September 30, 1999, an increase of 90%. As a percentage of total revenues, general and administrative expenses decreased to 23% for the nine months ended September 30, 2000 from 54% for the nine months ended September 30, 1999. Approximately 60% of the increase in both the three-month and nine-months periods was attributable to hiring additional executive and financial personnel. We expect that the absolute dollar amount of general and administrative expenses will continue to increase as we expand our operations.

  Amortization of Non-Cash Stock Based Compensation

     Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized, using the accelerated method of Fin #28, over the four-year vesting period of the granted options. Accordingly, our results from operations will include deferred compensation expense at least through 2003. We recognized $961,000 of this expense for the three months ended September 30, 2000 and $2.0 million for the three months ended September 30, 1999. We recognized $3.6 million of this expense for the nine months ended September 30, 2000 and $2.9 million for the nine months ended September 30, 1999.

  In-Process Research and Development

     In process research and development expense was $318,000 for the three and nine months ended September 30, 2000. This expense was incurred in connection with the acquisition of a company. Substantially the entire purchase price was allocated to in-process research and development as technological feasibility of the acquired product had not been established and no future alternative use existed at the time of purchase. Furthermore, the acquired company had no revenues, no other tangible or intangible assets and only one employee. There were no acquisitions made in the three or nine-month periods ended September 30, 1999.

  Interest Income, Net

     Interest income, net was $1.4 million for the three months ended September 30, 2000 and $94,000 for the three months ended September 30, 1999. Interest income (expense), net was $3.8 million for the nine months ended September 30, 2000 and $18,000 for the nine months ended September 30, 1999. Interest income for the three and nine months ended September 30, 2000 primarily resulted from interest earned on the proceeds from the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations and funded our capital expenditures through the private sale of equity securities, supplemented by loan facilities and equipment leases, as well as through proceeds from our IPO completed in January 2000. Aggregate net proceeds to date from private equity financings totaled $42.3 million and proceeds from the Company's IPO were $83.3 million, net of offering costs of approximately $2.2 million. As of September 30, 2000, we had $86.0 million in cash, cash equivalents and short-term investments and $70.6 million in working capital.

     Net cash used in operating activities was $16.2 million for the nine months ended September 30, 2000 and $9.5 millions for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, cash used in operating activities was primarily attributable to a net loss of $26.9 million, adjusted for the amortization of deferred stock compensation of $3.6 million and offset by an increase in accounts payable of $2.5 million, an increase in accrued liabilities of $3.4 million, and an increase in deferred revenue of $4.5 million. For the nine months ended September 30, 1999, cash used in operating activities was primarily attributable to net loss from operations of $15.8 million, adjusted for the amortization of deferred stock compensation of $2.9 million and offset by an increase in deferred revenue of $3.5 million.

     Net cash used in investing activities was $36.2 million for the nine months ended September 30, 2000 and $7.9 million for the nine months ended September 30, 1999. Investing activities consisted primarily of an increase in short-term investments and capital expenditures.

     Net cash provided by financing activities was $83.0 million for the nine months ended September 30, 2000, primarily due to the net proceeds of $83.3 million from the Company's IPO. Net cash provided by financing activities was $21.8 million for the nine months ended September 30, 1999, primarily due to proceeds from the Company's issuance of $22.4 million of preferred stock.

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

     - expand sales channels through geographic expansion and the development of indirect channels such as relationships with OEM customers, distributors, and application service providers;

     - increase awareness of our brand; and

     - maintain our current, and develop new, third-party relationships, including but not limited to third-party implementors.

     The Company may not be able to successfully address these risks or difficulties and our business strategy may not be successful. If we fail to address these risks or difficulties adequately, our business will likely suffer.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND EXPECT THIS TO CONTINUE FOR THE FORESEEABLE FUTURE.

     Our business is new; we have offered products for a relatively short period of time; and our base of customers and prospective customers is still relatively small. We have spent significant funds to date to develop our current products and to develop our sales and market resources. We have incurred significant operating losses and have not achieved profitability. As of September 30, 2000, we had an accumulated deficit of $66.9 million. We expect to continue to invest in research and development to enhance current products and develop future products. We also plan to continue to grow our sales force and to spend significant funds in marketing to promote our company and our products. We expect to continue to hire additional people in all other areas of our company in order to support our growing business. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses for the foreseeable future.

OUR BUSINESS IS CHANGING RAPIDLY, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO VARY AND OUR STOCK PRICE TO FLUCTUATE.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. We expect to continue to expend significant sums in all areas of our business, particularly in our sales and marketing operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. As a result, we expect our quarterly operating results to fluctuate. Moreover, because we use the percentage-of-completion method of contract accounting with respect to recognition of license and implementation fees, if our professional service organization is unable to implement our applications for use by customers within our anticipated time frames, our recognition of revenue for those customers could be deferred, which could cause our quarterly revenue to fluctuate. Our financial results may, as a consequence of quarterly revenue fluctuations, fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

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

     - our ability to successfully develop alternative sales channels for our products, such as sales through OEM customers, distributors, or application service providers;

     - our ability to expand our implementation and consulting resources through third-party relationships, in light of the fact that we have limited third-party implementation and consulting relationships currently in place; and

     - technical difficulties or "bugs" affecting the operation of our software.

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

WE FACE INTENSE COMPETITION, WHICH COULD AFFECT OUR ABILITY TO INCREASE REVENUE, MAINTAIN OUR MARGINS AND INCREASE OUR MARKET SHARE.

     The market for our Internet-based workforce optimization applications is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Companies offering one or more products directly competitive with our products include Ariba, Captura Software, Concur Technologies, IBM and PeopleSoft. We also expect to encounter competition in the near future from major enterprise software vendors such as Oracle and SAP, to the extent they enhance their existing product offerings with competitive workforce optimization applications. As a result of the large market opportunity for workforce optimization applications, we also expect competition from other established and emerging companies. For example, as the emergence of the application service provider (ASP) market enables hosted solutions from our competitors to become broadly available, our future success may also depend upon our ability to establish successful relationships with leading ASPs.

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

     To successfully implement our business strategy, we have to provide software applications and related services that meet the demands of our customers and prospective customers as the market and customer requirements evolve. We expect that competitive factors will create a continuing need for us to improve and add to our suite of software applications. Not only will we have to expend significant funds and other resources to continue to improve our existing suite of applications, but we must also properly anticipate, address and respond to customer preferences and demands. As organizations' needs change with respect to their enterprise applications, our existing suite of software applications may become obsolete or inefficient relative to our competitors' offerings and may require modifications or improvements. The addition of new products and services will also require that we continue to improve the technology underlying our applications. These requirements could be significant, and we may fail to fulfill them quickly and efficiently. If we fail to expand the breadth of our applications quickly in response to customer needs, or if these offerings fail to achieve market acceptance, the market for our products will not grow or may decline, and our business may suffer significantly.

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

     We licensed our first workforce optimization application in March 1998 and have fully implemented our applications for only a limited number of customers to date due to the time required to implement. Moreover, as of September 30, 2000, we had not completed an implementation of our Extensity Purchase Reqs application for any customer. We expect that we will continue to derive a significant portion of our revenues from a relatively small number of customers in the future. Accordingly, the loss of a small number of major customers could materially and adversely affect our business, and the deferral or loss of anticipated orders from a small number of prospective customers could materially and adversely impact our revenues and operating results in any period.

IF WE FAIL TO ACHIEVE POSITIVE MARGINS ON SERVICE REVENUES IN THE FORESEEABLE FUTURE, OUR RESULTS OF OPERATIONS COULD SUFFER.

     Our margins on service revenues to date have been negative and are expected to continue to be negative for the foreseeable future. We cannot assure you that we will achieve positive margins on our service revenues. Failure to achieve positive margins on service revenues could cause our business to suffer. For more information related to our costs associated with our service revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

WE HAVE LIMITED EXPERIENCE WITH LARGE-SCALE IMPLEMENTATIONS, WHICH ARE IMPORTANT TO OUR FUTURE SUCCESS.

     We have limited experience in implementing our applications on a large scale. As of September 30, 2000, our largest implementation included approximately 6,000 employee users. We believe that the ability of large customers to roll-out our products across large numbers of users is critical to our future success. If our customers cannot successfully deploy our applications on a large scale, or if they determine for any reason that our products cannot accommodate large-scale deployment, our business could be harmed.

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

     One component of our business strategy includes establishing an integrated point of access, or gateway, between the network of customer employees that utilize our workforce optimization solution and third-party content, commerce and service providers who consider this employee base to be potentially valuable business customers. We cannot assure you that we will be successful in developing this gateway. Moreover, we cannot assure you that our customers will consider a content and commerce gateway to be a valuable feature of our workforce optimization applications, or that third-party providers will choose to access our network of customer employees to generate e-commerce. If a market for such a gateway develops and we are unable to establish a compelling product offering within this market, or if we build a gateway and the market for such an offering fails to mature, our business could be seriously harmed.

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

     We intend to expand our international operations to achieve our anticipated growth, but we may face significant challenges to our international expansion. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve broad acceptance in international markets, our products must be localized to handle a variety of factors specific to each international market, such as tax laws and local regulations. The incorporation of these factors into our products is a complex process and often requires assistance from third parties. We have limited experience in localizing our products and we may not adequately address all of the factors necessary to achieve broad acceptance in our target international markets. Further, to achieve broad usage by employees across international organizations, our products must be localized to handle native languages and cultures in each international market. Localizing our products is also a complex process and we intend to work with third parties to develop localized products. To date, we have not localized our products for any international market and we cannot assure you that our localization efforts will be successful.

     We have only a limited history of marketing, selling and supporting our products and services internationally. In the second quarter of 1999, we opened a regional office in the United Kingdom and established a relationship with an international reseller. As of September 30, 2000, we had 13 employees in the United Kingdom office. To date, we have derived only a small amount of revenues from our international operations. To expand internationally we must hire and train experienced international personnel as well as recruit and retain qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited. We also face other risks inherent in conducting business internationally, such as:

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

WE ARE GROWING RAPIDLY, AND OUR FAILURE TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

     We have experienced and are currently experiencing a period of significant growth. Our full-time employees increased from 35 at December 31, 1997 to 83 at December 31, 1998 to 175 at December 31, 1999 to 257 at September 30, 2000. This growth has placed a significant strain on our resources. We expect that any future growth would cause similar or increased strains on our resources. As part of this growth, we will have to continually enhance our operational and financial systems, procedures and controls; expand, train and manage our employee base; and maintain close coordination among our technical, accounting, finance, marketing and sales staffs. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be adversely affected.

     Several members of our senior management joined us in 1999, including David Yarnold, our Vice President of Business Development and Mark Oney, our Vice President of Engineering. Additionally, in 2000, Jennifer Burt joined us as Vice President of Human Resources and Don Smith as Vice President of Hosted Operations. Although all but two of our executive staff have been employed for more than one year, we cannot assure you that our management team will be able to continue to work together effectively or to manage our growth successfully. We believe that the successful integration of our management team is critical to our ability to manage our operations effectively and support our anticipated future growth.

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

OUR SALES CYCLES ARE LONG AND UNPREDICTABLE, WHICH MAKES PERIOD-TO-PERIOD REVENUES DIFFICULT TO PREDICT.

     Because the market for our workforce optimization software products and related services is new, we experience long and unpredictable sales cycles. The sales cycle for our workforce optimization applications typically ranges from two to nine months. In the early stages of this market, our customers have frequently viewed the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. This decision process has sometimes resulted in customers taking a long period of time to assess alternative solutions by our competitors or deferring a purchase decision until the market evolves. Sales cycles continue to be long and the timing of purchase decisions by individual customers remains at times uncertain. We must continue to educate potential customers on the use and benefits of our products and services, as well as the integration of our products and services with additional software applications utilized by the individual customers. Because the sales cycle is long and the time of individual orders is uncertain, our period-to-period revenues are difficult to predict.

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

OUR BUSINESS MAY FACE ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US WHICH COULD CAUSE OUR BUSINESS TO SUFFER.

     In addition to the risks specifically identified in this Risk Factors section or elsewhere in this prospectus, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which ultimately may impair our business, results of operations and financial condition.

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

MARKET PRICES OF INTERNET AND TECHNOLOGY COMPANIES HAVE BEEN HIGHLY VOLATILE, AND THE MARKET FOR OUR STOCK MAY BE VOLATILE AS WELL.

     The stock market has experience significant price and trading volume fluctuations especially this past year, and the market prices of technology companies generally, and Internet-related software companies particularly, have been extremely volatile. Recent initial public offerings by technology companies, including ours, have been accompanied by exceptional share price and trading volume changes. Technology companies that have been publicly traded for a long period of time have also experienced extreme fluctuations in the price of their common stock. Investors may not be able to resell their shares at or above the price they paid for the stock. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against the company. Such litigation could result in substantial costs and diversion of management's attention and resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We develop products in the United States and market our products in North America and, to a lesser extent, in Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because the majority of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

INTEREST RATE RISK

     We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2000. Our interest expense is not sensitive to changes in the general level of U.S. interest rates because all of our debt arrangements are based on fixed rates of interest.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The company is not involved in any legal proceedings that are material to its business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     a. Not applicable.

     b. Not applicable.

     c. Not applicable.

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

     To date we have used $24.9 million to fund working capital. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds, certificates of deposit, and auction rate preferred stock. The use of these proceeds does not represent a material change in the use of proceeds described in the prospectus.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           27       Financial Data Schedule

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

November 14, 2000                         EXTENSITY, INC.

                                          By       /s/ KENNETH R. HAHN
                                            ------------------------------------
                                                      Kenneth R. Hahn
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                          Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule