Form 10-K
period 2000-12-31
EXTENSITY INC
filed 2001-03-30
CIK 1096473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-28897

                                EXTENSITY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   68-0368868
                      (IRS EMPLOYER IDENTIFICATION NUMBER)

          2200 POWELL STREET, SUITE 300, EMERYVILLE, CALIFORNIA 94608
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (510) 594-5700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10K. [X]

     As of January 31, 2001, there were 24,169,098 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on the closing price on January 31, 2001, as reported on the Nasdaq National Market System was $156,974,106. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXTENSITY, INC.

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   23
Item 3.     Legal Proceedings...........................................   23
Item 4.     Submission of Matters to a Vote of Security Holders.........   23

PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   27
Item 6.     Selected Consolidated Financial Data........................   28
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   29
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................   34
Item 8.     Financial Statements and Notes to the Financial
            Statements..................................................   35
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures...................................   53

PART III
Item 10.    Directors and Executive Officers of the Registrant..........   53
Item 11.    Executive Compensation......................................   53
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   53
Item 13.    Certain Relationships and Related Transactions..............   53

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   53
SIGNATURE...............................................................   55

                                     PART I

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

ITEM 1. BUSINESS

OVERVIEW

     Extensity provides a suite of Internet-based software applications that automate expense reporting, travel management, indirect procurement and project time capture for enterprise employees. These workforce management applications serve to increase employee efficiency and productivity by streamlining traditionally paper-based processes. Our applications also help increase corporate control of expenses by automatically enforcing company policies. We deliver these applications through a single user interface called Extensity Connect. Extensity Connect integrates our suite of applications with reporting tools for enhanced business intelligence and provides access to e-commerce and employee services over the Web. Since data is captured in a single repository and shared among the Extensity applications and backend systems, Extensity Connect enables managers to monitor business policy violations, track employee/resource utilization, manage project cost allocation, and access information critical to negotiating vendor contracts.

     We have designed our software from inception to leverage the ease-of-use, accessibility and open architecture of the Internet. Furthermore, our software architecture allows our applications to be readily integrated with enterprise resource planning systems and other information technology systems. By taking advantage of the Internet as an application platform, we enable employees to use our solutions on the devices they use most, whether at the office through a networked PC, at home or on the road through a laptop or Personal Digital Assistant ("PDA"). We will deliver our solution via WAP-enabled devices in the first quarter of 2001.

     Our products are now deployed in over 40 countries worldwide with more than 700,000 licensed seats. We currently have more than 300 customers, including Cisco Systems, Bestfoods, The Boston Beer Company, Office Depot, A.T. Kearney, Home Box Office, Aspect Communications, Sea Ray, Franklin Templeton Investments and T. Rowe Price. Our objective is to become a leading provider of applications that increase workplace efficiency, improve employee productivity and reduce expenses for large corporate customers.

INDUSTRY BACKGROUND

GROWTH OF THE INTERNET AS A MEANS TO DEPLOY ENTERPRISE APPLICATIONS FOR DRIVING PRODUCTIVITY, INCREASING CORPORATE CONTROL AND REDUCING COSTS.

     The Internet has emerged as a universal communications medium that has become a catalyst for fundamental business change for companies of all sizes. In today's intensely competitive global business environment, organizations have increasingly adopted the Internet as a means to streamline their business processes and make their employees more productive by automating a number of routine business tasks. The advantages of these Internet-based enterprise applications are clear. They are easy to deploy and maintain across an entire organization, regardless of size, and are readily adopted by employees who have come to expect the immediacy, self-service, ease-of-use and accessibility to content and commerce that the Internet provides.

  Recent Trends in Process Automation

     Businesses have traditionally made significant investments in enterprise resource planning (ERP), customer relationship management (CRM) and other enterprise software applications to automate processes in functions such as manufacturing, sales, human resources, customer support and finance. These systems typically have been focused on specific individual functional areas and only address the business processes unique to each functional area. Also, they offer limited integration of information across functional areas. These systems have been significantly limited in their ability to integrate information external to the enterprise. ERP and other enterprise software systems have also traditionally required lengthy and expensive customization and implementation and are expensive to maintain because their client-server architecture requires installation and continued maintenance on each desktop. While these systems are in place in many companies, they have not focused historically on certain pervasive business processes that touch a high percentage of the employees in any organization, such as expense reporting, travel management, procurement and project time capture.

     These employee-centric business processes have been largely under-automated to date, resulting in processes that are time-consuming, inefficient and costly. Most companies today conduct travel planning, expense reporting, procurement and project time capture through paper-based processes that require actions by many people, both inside and outside of the organization. These processes involve re-keying of data, manual tracking of forms, limited data capture and limited ability to track and enforce corporate spending policies. Without business process automation expense reporting, procurement and time management transactions can have significant processing costs. In addition, traditional processes do not generally feature automated spending and procurement controls and, as a result, may fail to direct spending to preferred vendors and may permit spending on unapproved goods and services.

  Opportunity for Workforce Management Applications

     A significant market opportunity exists for workforce and employee services via the Web, management applications that streamline administrative processes and provide access to e-commerce. Such applications should also drive cost-savings by automatically enforcing corporate policies, pointing end-users to approved vendors in the areas of travel and indirect procurement and delivering integrated reporting tools for in-depth analysis of corporate expenses and resource utilization. At the same time, the rapid adoption of the Internet by businesses has radically changed the business environment. The growth of the Internet, in conjunction with increasing globalization and technological advancements, has increased competitive pressures for all businesses because it has lowered the barriers to market entry, rewarded innovative business models and provided an easily accessible commerce channel. Accordingly, the rapid growth of the Internet has both enabled the introduction of Internet-based workforce management solutions and made their adoption a strategic imperative.

     A comprehensive workforce management solution must provide benefits to people at all levels of an organization, from executives to managers to front-line employees. Such a solution must:

     - Give companies a highly scalable, easily implemented and widely accessible set of applications that streamlines workforce processes by linking employees, approvers and administrative personnel;

     - Reduce the time employees spend on general business tasks, freeing them to focus on their core responsibilities;

     - Provide data to business managers for contract negotiation and for enforcing discounts with preferred vendors;

     - Provide business managers with information on individual employee and overall workforce utilization in order to manage employee productivity and profitability more effectively;

     - Enable business administrators to enforce policies actively and efficiently; and

     - Provide an end-to-end solution by connecting the employee to relevant third-party content, commerce and service providers over the Internet.

THE EXTENSITY SOLUTION

     Extensity provides an integrated suite of Internet-based software applications for workforce management designed to improve the productivity of employees and enhance operating efficiency across the enterprise. Our product suite currently comprises applications for expense reporting, business travel management, indirect procurement and project time capture, as well as a system administration tool that facilitates implementation and administration of these applications. The Extensity application suite resides within Extensity Connect, a solution that lets employees access our four applications from a single user interface and seamlessly connects them to commerce sites and employee services over the Internet. Furthermore, Extensity Connect lets managers run reports that help them track expenditures in real time and analyze employee/resource utilization.

     Our workforce management applications are called Extensity Expense Reports, Extensity Travel Plans, Extensity Timesheets, Extensity Purchase Reqs and the System Administration Tool (SAT). The application suite is fully integrated so that each application works and shares information with all of the other applications. In addition, our applications aggregate and integrate information and provide tools for reporting and analysis. Our applications are easy to learn, as users access all applications through a common, intuitive, browser-based interface. The integration of the suite to online services such as travel bookings, credit card feeds and content services provides an end-to-end solution for workforce management. Our applications are designed for rapid implementation and cost-effective deployment to end-users. With this scalable Web architecture, our products can support any organization -- from medium-sized businesses to multinational companies with decentralized operations.

     Our workforce management applications effect direct and indirect cost savings by:

     - Streamlining and automating traditional paper-based processes, thereby reducing the time and personnel requirements associated with processing expense reports, travel plans, purchase requisitions and timesheets;

     - Increasing accuracy through automation of error-checking, data import and business rule compliance;

     - Providing greater control of expenditure policy enforcement and administration; and

     - Supporting analysis of corporate purchasing and utilization patterns to enhance decision-making capabilities and increase leverage in negotiating vendor and service provider contracts, as well as promoting and enforcing the use of preferred vendors.

     Our workforce management solution also increases productivity throughout the enterprise by:

     - Reducing employee time spent on tasks outside of their core responsibilities;

     - Providing a consistent, intuitive, browser-based user interface to all applications;

     - Supporting remote access via laptop computers and PDAs; and

     - Enabling exception-based management that allows business managers to review only those expenditures that fall outside of their company's policies.

  The Extensity Partner Network

     We have developed our partner network to deliver e-commerce and employee services to each and every member of a company's workforce. We believe this network benefits employees at all levels of an organization because it allows them to access content, commerce and services that are relevant to their business tasks. Specifically, our network of partners will benefit our customers by:

     - Providing users with seamless, integrated access to relevant content, services and e-commerce providers;

     - Reducing transaction costs to both our customers and content, commerce and service providers by utilizing the Internet to enhance information flow; and

     - Enabling open access to online markets and vendors.

EXTENSITY STRATEGY

     Our objective is to gain broad market acceptance of the importance of strategic workforce management for increasing employee productivity, enhancing corporate control and boosting competitive advantage. Our current suite of applications automates internal employee-centric processes and integrates them with external services, supply chains and information providers. As we grow our company, our product suite and our partner network, we will continue to focus on applying technology to helping employees perform business processes more efficiently and effectively and to helping companies capture information for making better business decisions.

     Key elements of our growth strategy include:

     Expanding our suite of workforce management solutions. We intend to continue enhancing the Internet-based architecture of our technology platform in order to provide a comprehensive and functionally rich solution for employee-centric business processes. We also intend to continue to enhance the functionality of our existing application suite and leverage the existing platform to introduce additional integrated workforce management applications. As part of our plan, we will soon add to our suite of applications a new solution that will accelerate the process of hiring and managing qualified employees while lowering the associated costs. We believe this solution will enable customers to automate and capture strategic information to improve employee management throughout the entire employee lifecycle.

     Aggressively penetrating the large and untapped workforce management market. We believe that the market for automated workforce management solutions for enterprises of all sizes is large and under-penetrated. In order to address this market opportunity, we have aggressively expanded, and will continue to expand, our direct and indirect sales channels. We plan to focus our direct sales efforts on large multinational organizations across a variety of industries. In addition, we plan to address mid-size organizations and vertical markets through a combination of telesales and relationships with OEMs and other resellers.

     Strengthening international presence through strategic partnerships and direct distribution. In order to capitalize on international market opportunities, we have opened regional and sales offices in the United Kingdom, Germany and Australia, expanded our international direct sales force and built strategic overseas partnerships. We have staffed our international organization with senior local management with specific product and market expertise. This will continue to be our strategy as we establish other overseas offices and expand into new markets. Our application suite is internationalized and we plan to localize it for certain European languages, namely German, French, Spanish and Italian, during 2001.

     Increasing market adoption through our application service provider offering. We offer flexible deployment options for our applications. Customers can choose our hosted offering rather than license our applications, through our premium hosted service.

EXTENSITY PRODUCT AND SERVICES

  Integrated Suite of Applications

     With Extensity Connect we provide a single, Web-based point of entry to an integrated suite of Internet-based workforce management applications designed to enhance employee productivity and corporate efficiency. Our application suite currently includes Extensity Expense Reports, Extensity Travel Plans, Extensity Timesheets, Extensity Purchase Reqs and the Extensity System Administration Tool. When customers purchase Extensity Connect, they can choose to activate one or more of the applications in the suite, in the combination that fits their business needs.

     All applications are launched within Extensity Connect and share a consistent and easy-to-use, browser-based graphical user interface. The applications share a common underlying technology architecture and a common data model, which allows them to work together and share information. In addition, our applications are universally accessible, allowing employees to work anywhere, through a connected desktop, a disconnected laptop, a PDA, and soon through a Web-enabled cell phone.

     Once deployed, our applications are quickly configured, easily customized and easily upgraded, regardless of the degree of customization. Our Internet-based architecture also keeps system administration costs to a minimum. For example, customers can automatically install and update new versions via the Internet.

     Our application suite provides comprehensive, real-time data regarding spending, suppliers, policy violations, resource utilization and budgets. We offer pre-configured and role-based reports. Our database approach facilitates further query and analysis using standard report writing applications. We believe that this information can improve an organization's strategic management and decision-making processes and can enhance vendor negotiation.

COMMON FEATURES OF OUR APPLICATIONS

                FEATURES                                  DESCRIPTION
                --------                                  -----------
Employee self-service....................  Employees can track in real time the status of any document that they have
                                           submitted, reducing the number of calls
                                           and inquiries to managers and processing
                                           departments.

Complete application integration.........  Documents can be linked. For example, a travel plan can be linked with an expense
                                           report for a trip or a time sheet can be
                                           linked with an expense report and a
                                           purchase requisition for a project.

Proxy user creation......................  Employees can appoint another person to create and/or approve documents for them.

Project and cost center allocation.......  Expenses and time can be allocated across multiple cost centers and project codes
                                           as percentages or absolute dollar
                                           amounts.

Configurable interface and data            The application suite is fully
  capture................................  configurable to incorporate each organization's specific data capture
                                           needs.

Intelligent personalization..............  Each employee's application becomes customized, maintaining previously used
                                           information, such as prior travel
                                           itineraries, purposes for a trip and
                                           previously used vendors.

Online help..............................  Context sensitive online help is provided for all applications.

     Extensity Expense Reports. Extensity Expense Reports is a full-featured application providing automation of the entire expense reporting process. Extensity Expense Reports brings accuracy, efficiency and control to this process. Using Extensity Expense Reports employees, whether operating as a remote, off-line or local user, can quickly and easily create an expense report. This process is expedited and made more accurate through the use of online credit card data for automatic data entry. Compliance to business policy is checked as users create expense reports. Compliant reports can be automatically approved so that only noncompliant reports are routed to managers for approval. In reviewing noncompliant reports, managers need only focus on highlighted exceptions. Similarly, the accounting team spends less time re-keying data and auditing expense reports and more time analyzing travel and entertainment expense data for increased cost-savings. Employees can receive reimbursement rapidly through seamless integration with the organization's financial, payroll and human resources systems.

                FEATURES                                  DESCRIPTION
                --------                                  -----------
Credit card integration and                Uses the data feed from corporate card
  pre-population.........................  vendors to enable travelers to select charges and automatically populate the
                                           expense report, reducing creation time
                                           and avoiding data entry errors.

Foreign currency support.................  Enables users to complete reports using local currencies.

Itemization and allocation...............  Supports expense itemization for more accurate accounting and allows
                                           allocations to be made at the line item
                                           level without requiring a separate
                                           expense report for each project.

Receipt reconciliation...................  Guides users through itemizing receipts to ensure the expense is fully allocated.

Real-time policy enforcement.............  Ensures compliance to corporate expense policies at the time data is entered.

Integrated business intelligence.........  Extensity's reporting tool allows managers to analyze expenses and
                                           adherence to corporate policies.

     Extensity Travel Plans. Extensity Travel Plans automates the planning, approval and procurement process for corporate travel. The application enables users to plan and book business travel through a streamlined method that enforces corporate travel policies before travel expenses are incurred. Extensity Travel Plans provides an immediate link to information and resources needed by a business traveler, such as corporate travel policies, online booking systems and general travel information resources. Managers can easily review travel plans, as corporate travel policies are enforced at the trip-planning stage. Extensity Travel Plans can be seamlessly integrated with Extensity Expense Reports for an end-to-end business travel solution. Working in tandem, Extensity Expense Reports and Extensity Travel Plans offer an efficient and accurate travel management system. Together, the two applications provide a seamless flow of information, from pre-trip planning to travel booking to post-trip expense reimbursement and at the same time giving managers a comprehensive view of projected and actual costs for variance analysis.

                FEATURES                                  DESCRIPTION
                --------                                  -----------
Industry average cost data...............  Integrates benchmark costs into the product to create an accurate itinerary
                                           for domestic and international travel,
                                           which allows the user to better estimate
                                           travel costs.

Policy enforcement.......................  Streamlines pre-trip approval process for cost savings and increased business
                                           efficiency, warning the user of
                                           out-of-policy items before costs are
                                           incurred.

Integrated online booking................  Extensity integrates with leading travel booking tools for seamless online booking
                                           of air, lodging and car rental.

Integrated with Extensity Expense          Can automatically approve expense reports
  Reports................................  that fall within the specified parameters of an approved travel plan.

Integrated business intelligence.........  Extensity's reporting tool allows managers to analyze expenses and monitor
                                           adherence to corporate policies.

     Extensity Purchase Reqs. Extensity Purchase Reqs automates and optimizes the requisitioning of non-production goods and services while enforcing a company's procurement policies. Through Extensity Purchase Reqs employees can access various online marketplaces or their company's own catalog. The application is designed to minimize rogue purchasing and to ensure usage of preferred vendors for volume discounts. Corporate expenditure policies are automatically applied, approvals are accelerated and employees can have their orders fulfilled in a fraction of the time required for paper-based procurement. Extensity Purchase Reqs centrally captures key purchasing information that can be analyzed to continually evaluate and improve the procurement processes for further optimization and savings. Through automation, Extensity Purchase Reqs significantly reduces time-consuming administrative tasks, freeing purchasing professionals to focus on more strategic activities such as reducing redundant sources, selecting better vendors and negotiating contracts.

                FEATURES                                  DESCRIPTION
                --------                                  -----------
Purchase requisition templates...........  Accelerates document creation by pre-
                                           populating templates with frequent or
                                           common purchases such as new hire
                                           packages.

Sourcing requests........................  Facilitates requests for quotes from professional buyers using the
                                           organization's specific requirements.

Catalog repository.......................  Centrally created catalog with keyword and hierarchical search for easy
                                           reference by employees.

Default shipment locales.................  Creates default shipping locations from the user profile for additional control
                                           over corporate purchasing. Any change to
                                           a ship-to address can be treated as a
                                           policy exception.

Detailed Cost Allocation.................  Employees and managers can provide detailed cost allocation across multiple
                                           projects and cost centers at both the
                                           line item and document level.

Integrated business intelligence.........  Extensity's reporting tool allows managers to analyze expenses and
                                           adherence to corporate policies and
                                           vendor usage.

     Extensity Timesheets. Extensity Timesheets enables quick and accurate time-capture and provides enhanced business intelligence for project management. Timesheets allows employees to capture their project hours efficiently and accurately so managers can focus on analyzing and improving the business rather than on gathering or verifying data. For professional services organizations that bill clients, Extensity Timesheets streamlines processes to ensure timely and accurate client billing, which helps companies reduce write-offs and enhance cash flow. Users can quickly identify charge codes with an easy-to-use project code chooser. Extensity Timesheets centralizes time information so project managers can leverage critical data to evaluate project profitability, as well as employee/resource utilization. Employees can access Extensity Timesheets from a desktop or laptop computer, a PDA and soon on a WAP enabled device, Extensity Timesheets integrates with existing financial systems, as well as with Extensity Expense Reports and Extensity Purchase Regs to ensure accurate pictures of project performance and bill-back to clients.

                FEATURES                                  DESCRIPTION
                --------                                  -----------
Drill-down project chooser...............  Enables users to quickly identify detailed project and task codes from
                                           thousands of options using drill-down
                                           menus and business rules to ensure
                                           accuracy.

Multiple viewing and data entry            Allows users to enter and track time by
  options................................  calendar view or by project line item.

Flexible reporting periods...............  Configures multiple reporting periods for various groups of users.
Real-time reports........................  Identifies delinquent time sheets, invalid project codes, and various views
                                           of time and expense by project.

Management by exception..................  Enables managers to review only those time sheets that require their attention
                                           by automatically approving time sheets
                                           that are within policy.

     Extensity System Administration Tool. The Extensity System Administration Tool is an application designed to allow the business users within an organization to maintain the Extensity suite, minimizing reliance on the internal information technology staff. The interface is graphical and easy to use. Single or multiple administrators can be created for various departments, groups or functional areas. All systems changes are recorded in an audit log for further security.

                FEATURES                                  DESCRIPTION
                --------                                  -----------
User and group setup and maintenance.....  Maintains all aspects of user and group information, such as department
                                           identification, group-specific business
                                           rules and individual approval authority.
                                           Allows administrators to perform
                                           group-wide editing.

Corporate data setup and maintenance.....  Enables a system administrator to modify corporate data values such as cost
                                           centers, departments, mileage rates and
                                           permitted charge codes.

Business rules setup and maintenance.....  Enables a system administrator to modify business rules and policies.

Document viewing and modification........  Allows an administrator to view and modify work items by reassigning access
                                           privileges of a particular document.

SERVICES

     Our customer satisfaction is essential to our long-term success. We offer customers a comprehensive selection of implementation services, support and training. Our professional services organization consisted of 69 professionals as of December 31, 2000.

     Implementation. Implementation requires tailoring of business rules, configuration of workflow, integration of customer data, and integration with one or more financial systems, a human resources system and an external corporate credit card system. Implementations are performed by our professional services organization and are billed based on a daily rate.

     Customer Support and Maintenance. We provide support and maintenance services for each customer to whom we license an application. We offer three different support options for our workforce management applications, so customers can choose the level of support that best fits their business needs and resources. Our three support levels are: Operations Support, Enterprise Support, and Mission Critical Support. Support and maintenance contracts are required for one year and can be renewed by the customer thereafter. Our customer support staff provides timely and accurate resolution of customer inquiries and is available via telephone, e-mail and fax. We also provide Extensity eSupport, a self-service Internet support option. Customers who choose Mission Critical Support, our most comprehensive support level, receive support services 24 hours per day, seven days per week.

     Training. Extensity offers a comprehensive set of training and learning tools. The training curriculum covers application features for all users, prepares company trainers to redeliver the training, and teaches the application administrators -- accounting personnel, help desk staff and implementation teams -- how to modify the dynamic aspects of the applications. Training is conducted at our training facilities, the customer site or via Web broadcast. We also offer Web-based reference tools, which can be used for self-paced training.

TECHNOLOGY

     Our applications are fully standards-based, designed for the Internet and built upon an underlying architecture that is written entirely in Java. Our applications run on standard Web browsers and servers and support leading relational database management systems (RDBMS), including Oracle, Sybase, Microsoft SQL Server and IBM DB2. The multi-tier architecture connects browser-based applications to application servers and the RDBMS through a corporate local area network (LAN), wide area network (WAN), intranet or secure Internet connection. Our technology performs messaging between clients and the application engine in real time over TCP/IP and makes database connections via standard Java database drivers. Our applications are inherently scalable, due to our multi-tier architecture employing thin clients, multi-threaded application servers and relational databases. In addition, our Java-based architecture enables the Extensity Application Suite to operate across multiple platforms within any organization, including Windows 95, 98 or NT, Macintosh, Solaris and Palm operating systems.

  The Extensity Architecture

     Building on a standards-based foundation, we have designed a component-based application infrastructure composed of readily configurable business rules, a workflow system and advanced data management capabilities. Each of these core elements plays a crucial role in deploying enterprise-wide solutions that can model a company's unique policies and processes, can manage key business functions and can scale to meet the needs of an organization of any size.

     Business rules system. Our business rules system allows each of our applications to be configured so that companies can effectively monitor their processes and policies. This system is also flexible and can be edited and modified as a company's processes and policies evolve. Employees are presented with appropriate warnings, explanations and message prompts to guide data entry and encourage conformity with corporate policies. The business rules dramatically reduce reworking of procedures, track and resolve policy exceptions online and eliminate re-keying of data into back-end systems. The business rules system permits management by exception, in which items requiring managerial attention are automatically highlighted so that managers need not review items that are clearly in compliance with established business rules.

     Workflow system. Our workflow system ensures that information flows through the organization in a timely, secure and efficient manner. Robust enterprise applications require database-driven workflow, rather than e-mail-based messaging, to provide increased security and reliability, data and transaction integrity, real-time availability, optimization for high performance and usage reporting. Workflow processes can be configured to reflect the unique process flow of documents and business processes in any organization. Our applications also permit email notification to users as to status of a procedure or of events requiring attention, alteration and action. For example, after an employee has submitted an expense report, the system can notify him or her where the document is in the approval and reimbursement cycle. Similarly, an email notification can alert a manager of a document that requires attention.

     Advanced data management. Data management ensures that all our applications can be customized and extended to add, delete or modify buttons, type-in fields or other controls on an application's user interface, in each case as required by a customer's unique business objectives. New functionality can also be assigned to existing controls, or new controls, with little application modification and minimal programming. Our application suite can integrate with enterprise systems such as ERP systems and other financial, human resources (for user information and organizational structure) and project accounting systems as well as corporate credit card data feeds. These interfaces allow for the automatic exchange of data between our system and other enterprise systems and for the downloading of data managed by these enterprise systems into our application suite. These integration processes are scheduled according to the needs of our customer's information services and finance departments.

STRATEGIC RELATIONSHIPS

     To rapidly deliver a comprehensive, robust solution to our customers, we have established strategic relationships with companies in four general categories: e-business providers; e-commerce and employee services providers; marketing and distribution partners, and implementation service providers.

     E-Business providers. We have established relationships with key solutions providers to deliver integrated workforce management solutions to our customers. Cisco Systems has selected us as one of its key solutions providers to support its workforce management effort. We have an agreement with Cisco that establishes us as Cisco's strategic Internet Business Solutions software partner and Cisco as our strategic networking partner. This relationship includes a mutual agreement to integrate each party's sales and marketing plans and obligates each party to review the other party's respective architectures for possible product integration. In this initiative, Cisco has taken an active role in communicating to its customers the benefits of Extensity Expense Reports. Cisco also supports Extensity through sales assistance, customer referrals and co-marketing activities.

     In the procurement card market, we work with Visa to integrate our applications suite with the Visa Procurement Card. We have agreed to a product integration work plan with Visa, which enhances the quality of integration for our customers. American Express Purchasing Card data also feeds directly into Extensity Purchase Reqs, allowing employees to directly purchase smaller-ticket items without the complicated paperwork of traditional procurement systems. Extensity Expense Reports also accepts American Express, Diners Club, Visa and Master Card corporate card data feeds, allowing business travelers to select charges to automatically populate their expense reports.

     E-Commerce and employee services providers. We have formed strategic relationships with several content, commerce and service providers to allow our network of customer employees to conduct commerce efficiently over the Internet.

     Commerce One -- We support Commerce One's open platform by bringing together employee buyers and suppliers of indirect goods and services. Our Purchase Reqs application module is integrated with Commerce One.net, Commerce One's online marketplace. In addition, Commerce One has chosen us to be the preferred provider of expense reporting applications to its customers and prospects. Commerce One also refers its prospects to us for joint selling. Under a fee agreement, Commerce One and Extensity have each agreed to pay to the other party reciprocal business referral fees.

     DigitalThink -- We have long been focused on providing solutions that enable companies to control costs related to travel and entertainment. DigitalThink's solution is a natural fit as it adds a cost avoidance component to our suite of applications, as well as an increasingly important component to employee retention: e-Learning. DigitalThink's online catalog of courses can be easily launched from within Extensity Connect, providing employees a common user experience.

     GetThere.com -- In April, 2000, we partnered with Sabre Business Travel Solutions to provide an integrated e-commerce solution to approve, book, fulfill and expense corporate travel. In August, 2000, Sabre acquired GetThere, Inc. Today, GetThere's online booking solution is a key integrated component in our Extensity Travel Plans application. As a leader in business-to-business online booking, GetThere.com provides airline, hotel and car rental bookings for our customers.

     Ontheroad.com -- Ontheroad.com is a premier provider of travel information for the business traveler. Ontheroad.com provides travel information content for the Extensity Application Suite.

     ProAct Technologies -- ProAct Technologies is the leader in providing an integrated suite of employee benefits, HR, and life planning solutions to large companies, allowing employees to easily make informed health, wealth, and benefits choices online. By partnering with ProAct, we can further provide automated everyday HR processes, which translates into overall cost savings and improved efficiencies for companies.

     WebEx -- WebEx powers real-time meetings on the web. Through Extensity Connect, we provide access to WebEx's Meeting Center Services, providing an alternative to travel and further encouraging cost control.

     We are dedicated to providing an open platform for our customers and will continue to work with strategic vendors as necessary for our clients. Other strategic e-commerce and content partnerships include elcom, EventSource and Netcentives.

     Marketing and distribution partners. We have established relationships with solutions providers to resell our products and to provide prospect referrals to us.

     J.D. Edwards -- We have a worldwide distribution arrangement with J.D. Edwards World Solution Company. J.D. Edwards is headquartered in Denver, Colorado and has over 50 offices worldwide supporting its 5,500 customers in more than 100 countries. Under the agreement, J.D. Edwards purchases our products at a discount and resells the products to its customers.

     Niku -- We have an OEM arrangement in place with Niku Corporation. Niku is a leading provider of e-business software applications that serve professional service organizations and individuals. Under this agreement, Niku has a non-exclusive right to bundle our applications with Niku's products. We receive royalty fees from Niku for sales of Niku products that incorporate our applications.

     Item4you.com -- Item4you.com is a 50/50 joint venture between Terra Networks and Meta4. The joint venture has been formed to create a virtual business-to-employee marketplace, while offering a comprehensive range of interactive services and products for the management of human resources and knowledge within companies. Under our agreement with Item4you.com, users will be able to access our applications via a single sign-on through Item4you.com, giving users one central point of access to the administrative applications they use every day. We also have an agreement whereby Item4you.com can purchase our products at a discount and resell the products to its customers.

     QSP -- We have a worldwide distribution arrangement in place with QSP. QSP is headquartered in the United Kingdom and has satellite offices in London, Raleigh, NC, and Sydney, Australia supporting its 200 worldwide customers. QSP purchases our applications at a discount and resells them together with implementation services to QSP's customers.

     We also have marketing referral arrangements in place with Cisco Systems, IBM, Commerce One, WebEx, DigitalThink, EventSource, Visa, GetThere.com, Rosenbluth, ProAct Technologies and elcom.

     Implementation services providers -- We have formed partnerships with implementation service providers to both enhance our implementation capacity and expand our distribution. All of our partners are certified under our Extensity Certified Program.

     Cap Gemini Ernst & Young -- Our relationship with Cap Gemini Ernst & Young
(CGEY)further enhances our joint partnership with Cisco. CGEY is combining Cisco's experience and metrics for workforce management with its own expertise in change management, technology and integration to provide solutions to our joint customers. CGEY's business solution, the "Connected Innerprise", includes leading solutions such as Extensity's integrated applications suite. The Connected Innerprise(SM) uses Web-based technologies to connect people, processes, data, and applications across the ValueWeb(SM). CGEY has a significant presence in North America, Europe and Asia.

     KPMG -- We have strengthened our position in the European marketplace through a strategic partnership with KPMG Consulting AG, Germany. Under the terms of our agreement, KPMG Consulting AG has committed to marketing and implementing our solutions for travel planning and expense management for customers within its enterprise e-business initiatives in Germany.

     To augment our implementation services worldwide, we have bolstered our network of certified implementation partners to include FutureNext, Parson Group and TechSpan in the United States and Princeton Consulting and Glue Ltd in Europe.

MARKETING AND SALES

     We focus our marketing efforts on achieving brand recognition, market awareness and lead generation. The market for Extensity's product suite includes enterprises of all sizes in many industries. We typically market to the senior financial officer in an organization, such as the Chief Financial Officer or Vice President of Finance, although decisions to implement a solution such as ours are usually made by a committee with representatives from various departments including, but not limited to, IT, travel, accounts payable and human resources.

     We also conduct public relations campaigns to promote market awareness of our product developments and major initiatives. Programs we use to attract customers include advertising in business and financial publications, e-newsletters, tradeshows, seminars, and direct mail. We also participate in various co-marketing initiatives with strategic partners. We maintain close relationships with industry analysts and frequently participate in industry conferences and events. Our Website serves as another sales tool for prospective customers.

     We sell the Extensity suite primarily through our direct sales organization operating in North America and Europe. Our North American sales force is organized under two area vice presidents and a senior vice president of sales. We have sales offices in Emeryville, California, Irvine, California, Irving, Texas, Parsippany, New Jersey, Rosemont, Illinois, and Vienna, Virginia. Our North America sales organization included 32 direct sales representatives as of December 31, 2000. Field-based sales engineers and sales development staff support our direct sales representatives. Our European offices are located in London, England and Frankfurt, Germany. Our European sales organization is operating under a European general manager and a senior vice president of international operations. Three field-based engineers and sales staff support four direct sales representatives.

PRODUCT DEVELOPMENT

     We have been developing and enhancing the Java-based architecture of our applications since 1996. We released our first Extensity application, Extensity Expense Reports, in March 1998. Extensity Expense Reports was one of the first workforce management applications to be developed specifically for the Internet. We introduced Extensity Travel Plans in December 1998 and Extensity Timesheets and Extensity Purchase Reqs in July 1999. These four applications, together with the Extensity System Administration Tool, comprise our Extensity Application Suite. In March 2000 we launched Extensity Connect, a business to employee hub that delivers our applications plus Internet content and commerce and integrated reporting functionality.

     As of December 31, 2000, our engineering organization consists of 73 employees and is grouped according to the following areas of focus: product development, core technology, release engineering, mobile engineering, architecture, tools development, quality assurance and technical documentation. Each group within our engineering organization regularly shares resources and collaborates with other groups on code development, quality assurance and documentation. Our engineering organization includes a number of key individuals that have developed Internet applications and services and have extensive experience with Java-based application development. We believe that a technically skilled and experienced engineering organization is a key factor in the market acceptance of our applications and, accordingly, we plan to continue making significant investments in our engineering organization and in our efforts to promote the success of our products.

     To date we have made significant investments in our technology architecture and applications, and we believe they provide us with a significant competitive advantage. Our research and development expenses, excluding amortization of non-cash stock base compensation, totaled $13.3 million in 2000, $7.1 million in 1999 and $4.4 million in 1998. We intend to maintain our competitive advantage by continuing to focus on and refine our development efforts. Our engineering organization employs a defined product development methodology for each application, which includes technology and architectural roadmaps, product planning, requirement specifications, prototyping, design specifications, code review, identified program review points and beta testing.

     To implement our business strategy successfully, we must provide software applications and related services that meet the demands of our existing and prospective customers. We expect that competitive factors will create a continuing need for us to improve and add to our suite of software solutions. We will have, among other things, to expend significant funds on engineering and other resources to continue to improve our suite of applications, and to properly anticipate and respond to consumer preferences and demands. As organizations' needs change with respect to their enterprise applications, our existing suite of software applications may require modifications or improvements. The addition of new products and services will also require that we continue to improve the technology underlying our applications.

COMPETITION

     The market for Internet-based workforce management applications is intensely competitive. The key competitive factors affecting this market include a significant base of reference customers, the breadth and depth of products and product features, the quality and performance of products, the core technology underlying the applications, a high level of customer service and the ability to implement solutions rapidly. With respect to these factors, we believe that our workforce management applications compete favorably.

     Our competitors in this market vary in size and in the scope and breadth of the products and services they offer. Companies offering one or more products that compete directly with our products include Ariba, Captura Software, Concur Technologies, IBM, Oracle Corporation, PeopleSoft Corporation and SAP Corporation. As a result of the large market opportunity, we also expect competition from other established and emerging companies.

EMPLOYEES

     As of December 31, 2000, we had a total of 289 employees, including 77 in research and development, 108 in sales, marketing and business development, 69 in professional services and 35 in finance and administration. None of our employees is subject to a collective bargaining agreement and we believe our relationship with our employees is good.

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

     - expand sales channels through geographic expansion and the development of indirect channels such as relationships with OEM customers, and distributors, and application service providers;

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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND EXPECT THIS TO CONTINUE FOR THE FORESEEABLE FUTURE.

     Our business is new; we have offered products for a relatively short period of time; and our base of customers and prospective customers is still relatively small. We have spent significant funds to date to develop our current products and to develop our sales and market resources. We have incurred significant operating losses and have not achieved profitability. As of December 31, 2000 we had an accumulated deficit of $74.5 million. We expect to continue to invest in research and development to enhance current products and develop future products. We also plan to continue to grow our sales force and to spend significant funds in marketing to promote our company and our products. We expect to continue to hire additional people in all other areas of our company in order to support our growing business. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses through the current fiscal year.

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

     - our ability to expand our implementation and consulting resources through third-party relationships, in light of the fact that we have limited third-party implementation and consulting relationships currently in place; and

     - technical difficulties or "bugs" affecting the operation and implementation of our software.

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

WE FACE INTENSE COMPETITION, WHICH COULD AFFECT OUR ABILITY TO INCREASE REVENUE, MAINTAIN OUR MARGINS AND INCREASE OUR MARKET SHARE.

     The market for our Internet-based workforce optimization applications is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Companies offering one or more products directly competitive with our products include Ariba, Captura Software, Concur Technologies, IBM Corporation, PeopleSoft Corporation and Oracle Corporation. As a result of the large market opportunity for workforce optimization applications, we also expect competition from other established and emerging companies.

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

     We licensed our first workforce optimization application in March 1998 and have fully implemented our applications for only a limited number of customers to date due to the time required to implement. Moreover, as of December 31, 2000, we had not completed an implementation of our Extensity Purchase Reqs application for any customer. We expect that we will continue to derive a significant portion of our revenues from a relatively small number of customers in the future. Accordingly, the loss of a small number of major customers could materially and adversely affect our business, and the deferral or loss of anticipated orders from a small number of prospective customers could materially and adversely impact our revenues and operating results in any period.

IF WE FAIL TO ACHIEVE POSITIVE MARGINS ON SERVICE REVENUES IN THE FORESEEABLE FUTURE, OUR RESULTS OF OPERATIONS COULD SUFFER.

     Our margins on service revenues to date have been negative. While we anticipate that our margins will be positive in the current fiscal year we cannot guarantee we will achieve profitability. Once we reach profitability we cannot assure you we will continue to maintain profitability. Failure to achieve positive margins on service revenues could cause our business to suffer. For more information related to our costs associated with our service revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

WE HAVE LIMITED EXPERIENCE WITH LARGE-SCALE IMPLEMENTATIONS, WHICH ARE IMPORTANT TO OUR FUTURE SUCCESS.

     We have limited experience in implementing our applications on a large scale. As of December 31, 2000, our largest implementation included approximately 13,400 employee users. We believe that the ability of large customers to roll-out our products across large numbers of users is critical to our future success. If our customers cannot successfully deploy our applications on a large scale, or if they determine for any reason that our products cannot accommodate large-scale deployment, our business could be harmed.

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

     In enhancing our content and commerce gateway, we may rely increasingly on third parties. We cannot assure you that third parties will regard our relationship with them as important to their own respective businesses and operations. They may choose not to partner with us or, after having established a partnership with us, they may reassess their commitment to us at any time in the future and may develop their own competitive services or products. Also, we cannot assure you that the content, products or services of those companies that provide access or links to our network will achieve market acceptance or commercial success. Accordingly, we cannot assure you that our existing or prospective relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for us.

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

     We have only a limited history of marketing, selling and supporting our products and services internationally. In 1999, we opened a regional office in the United Kingdom and established a relationship with an international reseller. As of December 31, 2000 we had 22 employees in the United Kingdom office. In 2000, we expanded our European Operations through opening a second office in Frankfurt, Germany. For the year-ended December 31, 2000, 8% of our revenues have been derived from our international operations. To expand internationally we must hire and train experienced international personnel as well as recruit and retain qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited. We also face other risks inherent in conducting business internationally, such as:

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

WE ARE GROWING RAPIDLY, AND OUR FAILURE TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

     We have experienced and are currently experiencing a period of significant growth. Our full-time employees increased from 35 at December 31, 1997 to 83 at December 31, 1998 to 175 at December 31, 1999 to 289 at December 31, 2000. This growth has placed a significant strain on our resources. We expect that any future growth would cause similar or increased strains on our resources. As part of this growth, we will have to continually enhance our operational and financial systems, procedures and controls; expand, train and manage our employee base; and maintain close coordination among our technical, accounting, finance, marketing and sales staffs. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be adversely affected.

     Several members of our senior management joined us in 1999, including David Yarnold, our Vice President of North American Sales and Mark Oney, our Vice President of Engineering. Additionally, in 2000, Jennifer Burt joined us as Vice President of Human Resources and Don Smith as Vice President of Hosted Operations. Although all but two of our executive staff have been employed for more than one year, we cannot assure you that our management team will be able to continue to work together effectively or to manage our growth successfully. We believe that the successful integration of our management team is critical to our ability to manage our operations effectively and support our anticipated future growth.

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

SOFTWARE DEFECTS COULD LEAD TO LOSS OF REVENUE OR DELAY THE MARKET ACCEPTANCE OF OUR APPLICATIONS.

     Our enterprise applications software is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. In the event that we experience significant software errors in future releases, we could experience delays in release, customer dissatisfaction and potentially lost revenues during the period required to correct these errors. We may in the future discover errors, and additional scalability limitations, in new releases or new products after the commencement of commercial shipments. Any of these errors or defects could cause our business to be materially harmed.

WE MAY BECOME INCREASINGLY DEPENDENT ON THIRD-PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS AND, IF SO, IMPAIRED RELATIONS WITH THESE THIRD PARTIES, ERRORS IN THIRD-PARTY SOFTWARE OR INABILITY TO ENHANCE THE SOFTWARE OVER TIME COULD HARM OUR BUSINESS.

     We incorporate third-party software into our products. Currently, the third-party software we use includes application server software that we license from BEA Systems, off-line database software from Pointbase, off-line client server software from PUMATECH and synchronization software from AETHER Systems. We expect to incorporate additional third-party software into our products as we expand our product line and broaden the content and services accessible through our gateway. The operation of our products would be impaired if errors occur in the third-party software that we license. It may be more difficult for us to correct any errors in third-party software because the software is not within our control. Accordingly, our business would be adversely affected in the event of any errors in this software. Furthermore, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software.

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

OUR BUSINESS MAY FACE ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US WHICH COULD CAUSE OUR BUSINESS TO SUFFER.

     In addition to the risks specifically identified in this Risk Factors section or elsewhere in this Annual Report on Form 10K, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which ultimately may impair our business, results of operations and financial condition.

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

CUSTOMERS MAY NOT ACCEPT THE INTERNET AS A MEANS TO ACCESS ENTERPRISE APPLICATIONS, AND THIS WOULD LIKELY CAUSE OUR BUSINESS MODEL TO BE UNSUCCESSFUL.

     To date, enterprises have generally managed operational functions through internal computer or manual systems rather than over the Internet. Our business model assumes that enterprises and their employees will increasingly adopt the Internet or corporate intranets as a means of managing important business functions. This market is not yet proven, and if we are unable to successfully implement our business model, our business will be materially adversely affected.

MARKET PRICES OF INTERNET AND TECHNOLOGY COMPANIES HAVE BEEN HIGHLY VOLATILE, AND THE MARKET FOR OUR STOCK MAY BE VOLATILE AS WELL.

     The stock market has experience significant price and trading volume fluctuations especially this past year, and the market prices of technology companies generally, and Internet-related software companies particularly, have been extremely volatile. Recent initial public offerings by technology companies, including ours, have been accompanied by exceptional share price and trading volume changes. Technology companies that have been publicly traded for a long period of time have also experienced extreme fluctuations in the price of their common stock. Investors may not be able to resell their shares at or above the price they paid for the stock. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and diversion of management's attention and resources.

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING ELECTRONIC COMMERCE.

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other websites to protect proprietary information. If well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses and software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our software solutions or make them inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

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

ITEM 2. PROPERTIES

     Our primary administrative, sales, marketing, research and development facility is located in Emeryville, California. Our primary office space is held under a lease agreement. In addition, we also lease sales offices in Boston, Chicago, Los Angeles and Mahwah, NJ. We also lease sales and support offices outside of North America including locations in London and Frankfurt. We believe our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Security Holders.

          EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

     The executive officers of Extensity are as follows:

                  NAME                    AGE                         POSITION
                  ----                    ---                         --------
EXECUTIVE OFFICERS
Robert A. Spinner.......................  43     President and Chief Executive Officer and Director
Sharam I. Sasson........................  45     Chairman of the Board of Directors and Founder
Kenneth R. Hahn.........................  34     Chief Financial Officer
Elizabeth A. Ireland....................  42     Vice President of Marketing
Allen F. Nordgren.......................  55     Vice President of Professional Services
Mark K. Oney............................  42     Vice President of Engineering
Eric C. Ruud............................  41     Vice President of International Operations
Donald E. Smith.........................  42     Vice President of Hosted Operations
David A. Yarnold........................  40     Vice President of North American Sales
OTHER KEY EMPLOYEES
Jennifer Burt...........................  39     Vice President of Human Resources
Brian H. Mort...........................  41     Vice President and General Manager of European
                                                 Operations
Dr. Rick Spickelmier....................  41     Chief Technology Officer

  Executive Officers

     Robert A. Spinner has served as Extensity's President, Chief Executive Officer and as director since April 1999. Prior to joining Extensity, from January 1995 to January 1999, Mr. Spinner served as Senior Vice President of Worldwide Sales and International Operations at Clarify, Inc., a provider of integrated sales and service solutions for the front office. From October 1988 to December 1994, Mr. Spinner served as Director of Western Regional Sales at Sybase, Inc., a relational database management software company. Mr. Spinner has also held technical positions at Applied Data Research, Inc. and Chevron Corporation. Mr. Spinner received a B.A. in mathematics from Washington University.

     Sharam I. Sasson is the founder and Chairman of the board of directors of Extensity and has served as a director since our inception in 1995. Mr. Sasson served as our President and Chief Executive Officer until March 1999. Prior to founding Extensity, Mr. Sasson was an executive at Scopus Technology, a provider of enterprise customer information management systems which he co-founded in 1991. Mr. Sasson has also served as a research scientist at Lockheed Missile and Space Company and as a developer of structural modeling software at PMB/Bechtel Corporation. Mr. Sasson received a B.S. in civil engineering from Queen Mary College, University of London, an M.S. in structural engineering from City University in London, and an M.Eng. from the University of California at Berkeley.

     Kenneth R. Hahn was appointed Extensity's Chief Financial Officer in December 1999, has served as Vice President of Finance and Administration since January 1999 and previously served as Corporate Controller from January 1998 to January 1999. From September 1995 to December 1997, Mr. Hahn was employed as a management consultant with The Boston Consulting Group, a strategy consulting firm. Mr. Hahn attended the Stanford Graduate School of Business, where he earned an MBA and was named an Arjay Miller Scholar. Mr. Hahn also held various positions at PriceWaterhouse LLP, most recently as an Audit Manager. He received a B.A. in business administration from California State University, Fullerton and is a Certified Public Accountant and a Certified Management Accountant.

     Elizabeth A. Ireland has served as Extensity's Vice President of Marketing since January 1998. Prior to joining Extensity, Ms. Ireland was employed at MapInfo Corporation, a software company, from 1989 to October 1997, most recently as Vice President and General Manager of Internet Business. Additional positions held by Ms. Ireland at MapInfo Corporation include Vice President of Marketing and Business

Development and Vice President of Information Products. Ms. Ireland received a B.S. in business administration from the University of South Carolina and is a Certified Public Accountant.

     Allen F. Nordgren has served as Extensity's Vice President of Professional Services since November 1997. Prior to joining Extensity, Mr. Nordgren was employed from June 1996 to November 1997 at Logica, Inc., a systems integrator, as Vice President and General Manager of Western U.S. Operations. From October 1992 to May 1996, Mr. Nordgren was employed at Sybase, most recently as Practice Director of Professional Services for the Northwest Region. Mr. Nordgren attended Bernard Baruch University and served four years in the U.S. Military.

     Mark K. Oney has served as Extensity's Vice President of Engineering since July 1999. Prior to joining Extensity, from May 1999 to June 1999, Mr. Oney served as the Vice President of Engineering for Ringer Software, a consumer information Internet company. From September 1998 through January 1999, Mr. Oney was a co-founder of and served as Vice President of Software Engineering for Crag Technologies, Inc., a developer and supplier of data storage solutions. Crag Technologies was acquired by Western Digital Corporation in February 1999. From July 1997 through May 1998, Mr. Oney was a co-founder of and served as Vice President of Software Engineering for Ridge Technologies, a Windows NT storage company which was acquired by Adaptec, Inc., in May 1998. Prior to founding Ridge, from May 1988 through June 1997, Mr. Oney served in a variety of engineering and management roles at Apple Computer, Inc., most recently as Director of Software Development for the PowerBook line of business. Mr. Oney received a B.S. in electrical engineering from Rochester Institute of Technology.

     Eric C. Ruud has served as Extensity's Vice President of International Operations since January 2001; previously, he served as Vice President of Sales from June 1997 to January 2001. Prior to joining Extensity, from September 1995 to June 1997, Mr. Ruud served as Sales Director for Documentum, a provider of document management solutions. From September 1992 to June 1995, Mr. Ruud served as District Sales Manager at Sybase. Mr. Ruud has also worked at System Industries and Xerox Corporation. Mr. Ruud received a B.S. from the University of Utah.

     Donald E. Smith has served as Extensity's Vice President of Hosted Operations since January 2000. Mr. Smith co-founded Clarify, Inc. in 1990, and held various management positions at Clarify until January 2000, including Vice President of Sales and Engineering and Director of Quality Assurance, Product Design and Customer Support. Mr. Smith received a B.S.E.E. from the University of Nebraska at Lincoln.

     David A. Yarnold has served as Extensity's Vice President of North American Sales since January 2001; previously, he served as Vice President of Business Development from August 1999 to January 2001. Prior to joining Extensity, from January 1996 to July 1999, Mr. Yarnold was employed at Clarify, Inc., most recently as Vice President of Northern American Sales. From January 1993 to October 1995, Mr. Yarnold served as Regional Vice President of Platinum Software Corporation, a financial software provider. Mr. Yarnold received a B.S. in accounting from San Francisco State University and is a Certified Public Accountant.

  Other Key Employees

     Jennifer Burt has served as Extensity's Vice President of Human Resources since September 2000. Prior to joining Extensity, from May 2000 to September 2000, Ms. Burt served as Senior Director of Human Resources at Fatbrain, an online retailer, and from August of 1985 to May of 2000, at Viking Freight Inc., an overnight delivery company, she served as the Director of Human Resources.

     Brian H. Mort has served as Extensity's Vice President and General Manager of European Operations since July 1999. Prior to joining Extensity, Mr. Mort was employed from June 1996 to June 1999 at SAP (UK) Ltd., a provider of ERP applications, most recently as Global Accounts Director. From February 1994 to May 1996, Mr. Mort served as Global Account Sales Manager at Oracle Corporation, a relational database and software applications provider. Mr. Mort has also held senior sales positions at Dell Computer Corporation, Xerox Corporation and Granada Plc. Mr. Mort received a B.A. in history and politics from London University.

     Dr. Rick Spickelmier has served as Extensity's Chief Technology Officer since July of 2000, and prior to this position head Extensity's Server Architect. Prior to joining Extensity, from 1990 to 1998, Dr. Spickelmier served as the Director of Development at Objectivity, a supplier of object database management systems, and from 1988 to 1990 managed CAD framework development at the University of California at Berkeley. Dr. Spickelmier holds a Ph.D and an MS in Electrical Engineering and Computer Sciences from the University of California at Berkeley and a BS in Electrical Engineering from Oregon State University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common stock is traded on the Nasdaq National Market under the symbol "EXTN". Our initial public offering of stock was on January 27, 2000 at $20.00 per share. Our present policy is to retain earnings, if any, to finance future growth. We have never paid a cash dividend and do not have plans to pay cash dividends in the foreseeable future. As of January 31, 2001 there were approximately 270 stockholders of record and the price per share of our common stock was $7.625.

     The price range reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock had been publicly traded.

                                                         THREE MONTHS ENDED
                                       ------------------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                         2000         2000          2000             2000
                                       ---------    --------    -------------    ------------
Price Per Share:
  High...............................   $83.500     $51.500        $44.750         $20.750
  Low................................   $39.000     $ 9.500        $14.000         $ 3.781

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

     To date we have used $39.2 million to fund working capital. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds, certificates of deposit, and auction rate preferred stock. The use of these proceeds does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statements of operations data for each of the three years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from our audited consolidated financial statements. The consolidated statements of operations data for the years ended 1997 and 1996 are derived from our audited consolidated statements of operations not included herein. The selected consolidated balance sheet data as of December 31, 1997 and 1996 are derived from our audited balance sheets not included herein.

                      SUMMARY CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   2000       1999       1998      1997      1996
                                                 --------   --------   --------   -------   ------
Revenues:
  Licenses.....................................  $ 14,596   $  3,750   $    718   $    --   $   --
  Services and maintenance.....................    10,272      3,064        409        --       --
                                                 --------   --------   --------   -------   ------
          Total revenues.......................  $ 24,868   $  6,814   $  1,127   $    --   $   --
                                                 ========   ========   ========   =======   ======
Gross profit (loss)............................     9,251      1,517       (517)       --       --
Loss from operations...........................   (39,575)   (23,555)   (11,060)   (3,335)    (854)
Non-cash stock based compensation expense......     3,977      4,352         --        --       --
In-process research and development............       318         --         --        --       --
Net loss.......................................   (34,509)   (23,389)   (11,032)   (3,228)    (830)
Dividend relating to the beneficial conversion
  feature of Series F preferred stock..........        --      1,500         --        --       --
Net loss attributable to common stockholders...   (34,509)   (24,889)        --        --       --
  Basic and diluted net loss per share.........  $  (1.63)  $ (11.20)  $  (8.25)  $ (4.35)  $(3.79)
  Shares used in computing basic and diluted
     net loss per share........................    21,206      2,222      1,338       742      219
Excluding amortization of non-cash stock based compensation and in-process research and development
Net loss.......................................  $(30,214)  $(20,537)   (11,032)   (3,228)    (830)
Pro forma basic and diluted net loss per
  share........................................     (1.36)     (1.45)     (8.25)    (4.35)   (3.79)

     - See Note 1 to the Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

     - The Company paid no cash dividends during the 5 year period.

                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                   2000       1999       1998      1997      1996
                                                  -------   --------   --------   -------   ------
                                                                   (IN THOUSANDS)
Consolidated Balance Sheet Data
Cash and cash equivalents.......................  $79,620   $ 24,285   $ 10,883   $ 2,560   $   32
Working capital.................................   64,158     13,227      7,319     2,061       26
Total assets....................................   99,762     31,661     13,811     3,584      197
Notes payable and capital lease obligations,
  noncurrent....................................      368      1,285      2,471        --       --
Mandatorily redeemable convertible preferred
  stock.........................................       --     49,648     21,269     6,983    1,000
Total stockholders' equity (deficit)............  $70,246   $(35,061)  $(15,012)  $(4,040)  $ (841)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following discussion and analysis of the financial condition and results of operations of Extensity should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

     Extensity was formed in November 1995 and introduced its first commercial product for general availability in March 1998. During this period, our operating activities consisted of the design and development of our product architecture and our first application, the building of our corporate infrastructure, and the development of our professional services and customer support organizations. Our first application, Extensity Expense Reports, was released for general availability in March 1998. We released Extensity Travel Plans in December 1998 and Extensity Timesheets and Extensity Purchase Reqs in July 1999. Extensity Connect, our portalized application front end, role-based reporting tool, and content and commerce gateway was released in March 2000.

     We generate revenue principally from licensing our applications and providing related services, including product installation, maintenance and support, consulting and training. We license our applications individually or as an integrated suite of products. The pricing of our software and services fluctuates on a per transaction basis depending on various factors, such as the number of seats covered by a contract and the degree of customization requested by the particular customer. The dollar amounts of our contracts depend on the number of users and applications being used and the professional services requested.

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

     We promote and sell our software products through our direct sales force and through indirect channels, including JD Edwards and Niku. We also have marketing referral arrangements in place with Cisco Systems, IBM, Commerce One, WebEx, Digital Think, EventSource, Visa, GetThere.com, ProAct Technologies and Elcom.

     In 1999, we expanded our presence in international markets by opening a sales office in the United Kingdom and by establishing a relationship with a provider of enterprise financial applications. In July of 1999, we hired our Vice President and General Manager of European Operations. In 2000, we expanded our European Operations through opening a second office in Frankfurt, Germany. We have continued to hire staff for our European Operations and expect to continue to do so in advance of anticipated revenues. For the twelve months ended December 31 2000, we recognized revenues derived from our international sales of approximately 5% of total revenues.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data in absolute dollars for the periods indicated. The data has been derived from the consolidated financial statements contained in this report. The operating results discussed below do not include the amortization of non-cash stock based compensation. These amounts are discussed separately within this discussion.

                      SUMMARY CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000       1999       1998
                                                              -------    -------    ------
Revenues:
  Licenses..................................................  $14,596    $ 3,750    $  718
  Services and maintenance..................................   10,272      3,064       409
                                                              -------    -------    ------
          Total revenues....................................  $24,868    $ 6,814    $1,127
                                                              =======    =======    ======
Cost of revenues:(*)
  Licenses..................................................  $   705    $   195    $   90
  Services and maintenance..................................   14,236      4,758     1,554
                                                              -------    -------    ------
                                                              $14,941    $ 4,953    $1,644
                                                              =======    =======    ======
Operating expenses:(*)
  Sales and marketing.......................................  $26,784    $11,202    $4,703
  Research and development..................................   13,288      7,052     4,401
  General and administrative................................  $ 5,136    $ 2,810    $1,439
(*) Amounts exclude the amortization of non-cash stock based compensation as follows:
     Cost of revenues:
       Services and maintenance.............................  $   676    $   344    $   --
     Operating expenses:
       Sales and marketing..................................    1,279        989        --
       Research and development.............................      774      1,045        --
       General and administrative...........................    1,247      1,974        --
                                                              -------    -------    ------
                                                              $ 3,977    $ 4,352    $   --
                                                              =======    =======    ======

REVENUES

     Total revenues were $24.9 million, $6.8 million and $1.1 million in 2000, 1999 and 1998, respectively, representing increases of 265% from 1999 to 2000 and 505% from 1998 to 1999. For the year ended December 31, 2000 sales to one customer accounted for 10% of total revenues. For the year ended December 31, 1999 sales to one customer accounted for 11% of total revenues. For the year ended December 31, 1998, sales to four customers accounted for 20%, 19%, 14%, and 13%, respectively, of total revenues.

     License Revenues. License revenues were $14.6 million, $3.7 million and $718,000 in 2000, 1999 and 1998, respectively, representing increases of 289% from 1999 to 2000 and 422% from 1998 to 1999. The increase from 1999 to 2000 was attributable to our growing customer base, an increase in the revenue attributable to our indirect sales channels and to a lesser extent, an increase in the average size of the sales contracts entered into by our customers and an increase in amount of license revenue recognized upon shipment. The increase from 1998 to 1999 was attributable primarily to an increase in our customer base.

     Service and Maintenance Revenues. Service and maintenance revenues were $10.3 million, $3.1 million and $409,000 in 2000, 1999 and 1998, respectively, representing increases of 235% from 1999 to 2000 and 649% from 1998 to 1999. The increase from 1999 to 2000 was attributable to our growing customer base, to an increase in professional services revenues recognized on a time and materials basis, to an increase in revenues recognized from work performed on partner integration, and to a lesser extent, to an increase in the average size of the sales contracts that customers have signed. The increase from 1998 to 1999 was primarily attributable to an increase in the number of new customers in 1999 as compared to 1998, an to a lesser extent, to increased maintenance and support fees associated with our increased customer base.

COST OF REVENUES

     Total cost of revenues were $14.9 million, $5.0 million and $1.6 million in 2000, 1999 and 1998, respectively, representing increases of 202% from 1999 to 2000 and 201% from 1998 to 1999.

     Cost of License Revenues. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation and shipping. Cost of license revenues were $705,000, $195,000 and $90,000 in 2000, 1999 and 1998, respectively, representing increases of 262% from 1999 to 2000 and 116% from 1998 to 1999. The increase in both periods was due primarily to increased sales activity. As a percentage of license revenues, cost of license revenues was 4.8%, 5.2% and 12.5% in 2000, 1999 and 1998, respectively. Cost of revenues as a percentage of license revenue may increase over the current level in the future as we incorporate additional third-party products in our offerings.

     Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. Cost of service and maintenance revenues were $14.2 million, $4.8 million and $1.6 million in 2000, 1999 and 1998, respectively, representing increases of 199% from 1999 to 2000 and 366% from 1998 to 1999. As a percentage of service revenues, cost of service revenues were 139%, 155% and 380% in 2000, 1999 and 1998. Approximately 34% of the increase from 1999 to 2000 was attributed to our hiring of additional service and maintenance personnel, and approximately 49% was due to an increase in costs for third party contractors. Approximately 60% of the increase in the cost of service revenues from 1998 to 1999 was due to an increase in personnel and approximately 30% was due to an increase in cost for third party consultants. These additional costs were necessary to support our expanding customer base. Total costs have exceeded our service and maintenance revenues as we have built our consulting and customer support groups in advance of growing contract volume. Although cost of service revenues declined as a percentage of service revenues for the periods ended December 31, 1999 and 2000, this cost has continued to exceed the amount of related service revenues. We are seeking to reduce our cost of service revenues and are also seeking to engage third parties to provide a substantial portion of services related to our applications.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including commissions and marketing program costs. Sales and marketing expenses were $26.8 million, $11.2 million and $4.7 million in 2000, 1999 and 1998, respectively, representing increases of 139% from 1999 to 2000 and 138% from 1998 to 1999. As a percentage of total revenues, sales and marketing expenses were 108%, 164% and 417% in 2000, 1999 and 1998. Approximately 67% of the increase from 1999 to 2000 was attributable to increased compensation, commissions and other related costs associated with hiring additional sales representatives, management and marketing personnel and 19% of the increase was attributable to increased spending on marketing programs. Approximately 60% of the increase from 1998 to 1999 was attributable to increased compensation, commissions and other related costs associated with hiring additional sales representatives, management and marketing personnel and approximately 15% was due to increased spending on marketing programs. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase as we expand our domestic and international sales force and increase our marketing efforts to capitalize on the growth of our market.

     Research and Development. Research and development expenses consist primarily of compensation and related personnel costs and fees associated with contractors. Research and development expenses were $13.3 million, $7.1 million and $4.4 million in 2000, 1999 and 1998, respectively, representing increases of 88% from 1999 to 2000 and 60% from 1998 to 1999. As a percentage of total revenues, research and development expenses were 53%, 103% and 391% in 2000, 1999 and 1998. Approximately 66% of the increase from 1999 to 2000 was attributed to the addition of personnel and 19% due to an increase in consulting services. Approximately 65% of the increase from 1998 to 2000 was attributable to the addition of personnel and approximately 25% was due to increases in consulting services. These increases resulted from our continuing efforts to enhance our existing software applications and to develop software applications that incorporate new functionality into our integrated suite. We expect that the absolute dollar amount of research and development expenses will continue to increase as we make additional investments in our technology and products.

     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses were $5.1 million, $2.8 million and $1.4 million in 2000, 1999 and 1998, respectively, representing increases of 83% from 1999 to 2000 and 95% from 1998 to 1999. As a percentage of total revenues, general and administrative expenses were 21%, 41% and 128% in 2000, 1999 and 1998. Approximately 59% of the increase from 1999 to 2000 was attributable to hiring additional executive and financial personnel and 46% to general administrative costs. Approximately 55% of the increase from 1998 to 1999 was attributable to hiring additional executive and financial personnel. We expect that the absolute dollar amount of general and administrative expenses will continue to increase as we expand our operations.

AMORTIZATION OF NON-CASH STOCK BASED COMPENSATION

     Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable or Award Plans, over the four-year vesting period of the granted options. Accordingly, our results from operations will include deferred compensation expense at least through 2003. We recognized $4.0 million and $4.4 million of this expense in 2000 and 1999, respectively.

IN-PROCESS RESEARCH AND DEVELOPMENT

     In-process research and development expense was $318,000 for the year ended December 31, 2000 . This expense was incurred in connection with the acquisition of a company. Substantially the entire purchase price was allocated to in-process research and development as technological feasibility of the acquired product had not been established and no future alternative use existed at the time of purchase. Furthermore, the acquired company had no revenues, no other tangible or intangible assets and only one employee. There were no acquisitions made in 1999 or 1998.

INTEREST INCOME, NET

     Interest income, net was $5.1 million, $166,000 and $28,000 in 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 was attributed to interest earned on the proceeds from the Company's IPO. Interest income will fluctuate depending upon the overall interest rate environment and our cash and cash equivalent balances.

PROVISION FOR INCOME TAXES

     Since inception, we have incurred net losses for federal and state tax purposes and have not recognized any material tax provision or benefit. As of December 31, 2000, we had net operating loss carryforwards of approximately $62 million and $32 million for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards, if not utilized, expire through 2020 and 2005, respectively. We also have research and development credit carryforwards of approximately $1 million and $900,000 for federal and state tax purposes. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in our ownership that constitutes an ownership change, as defined in Section 382 of the Internal Revenue Code.

     We have placed a valuation allowance against our net deferred tax assets due to the uncertainty of the realization of these assets. The allowance totaled $25.2 million at December 31, 2000, resulting in no net deferred tax asset. We evaluate on a quarterly basis the recoverability of net deferred tax assets and the level of valuation allowance. When we have determined that it is more likely than not that the deferred tax assets are realizable, we will reduce the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations and funded our capital expenditures through our initial public offering completed in January 2000 and the private sale of equity securities, supplemented by loan facilities and equipment leases. Aggregate net proceeds from private equity financings totaled $42.3 million and proceeds from the Company's IPO were $83.3 million, net of offering costs of approximately $2.2 million. As of December 31, 2000, we had $79.6 million in cash, cash equivalents and short-term investments and $64.2 million in working capital.

     Net cash used in operating activities was $21.8 million for the year ended December 31, 2000, and $11.3 million for the year ended December 31, 1999. For the year ended December 31, 2000, cash used in operating activities was primarily attributable to a net loss of $34.5 million, adjusted for the amortization of deferred stock compensation of $4.0 million and offset by an increase in deferred revenue of $6.0 million, increase in accounts payable of $4.6 million and an increase in accrued liabilities of $3.0 million. For the year ended December 31, 1999, cash used in operating activities was primarily attributable to net loss from operations of $23.4 million, adjusted for the amortization of deferred stock compensation of $4.4 million and offset by an increase in deferred revenue of $7.5 million.

     Net cash used in investing activities was $32.2 million for the year ended December 31, 2000 and $9.5 million for the year ended December 31, 1999. Investing activities during 2000 consisted primarily of an increase in short-term investments and capital expenditures. Investing activities in 1999 consisted primarily of an increase in short-term investments.

     Net cash provided by financing activities was $84.3 million for the year ended December 31, 2000, primarily due to the net proceeds of $83.3 million from the Company's IPO. Net cash provided by financing activities was $26.0 million for the year ended December 31, 1999, primarily due to proceeds from the Company's issuance of $26.9 million of preferred stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

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

INTEREST RATE RISK

     We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS

     The following consolidated financial statements, and the related notes thereto, of Extensity and the Report of Independent Accountants are filed as part of this Form 10K.

                                     INDEX

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    36
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    37
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    38
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999 and 1998......    39
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    40
Notes to Consolidated Financial Statements..................    41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Extensity, Inc.
and subsidiary:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Extensity, Inc. and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

January 19, 2001
San Jose, California

                                EXTENSITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 40,695    $ 10,416
  Short-term investments....................................    38,925      13,869
  Restricted short-term investment..........................     1,436          76
  Trade accounts receivable, net of allowance for doubtful
     accounts of $466 and $200 respectively.................     8,527       3,176
  Prepaids and other current assets.........................     3,443       1,278
                                                              --------    --------
          Total current assets..............................    93,026      28,815
Property and equipment, net.................................     6,279       2,309
Other assets................................................       457         537
                                                              --------    --------
          Total assets......................................  $ 99,762    $ 31,661
                                                              ========    ========

            LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
                     STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  6,434    $  1,834
  Accrued liabilities.......................................     5,125       1,917
  Deferred revenue..........................................    16,041      10,051
  Capital lease obligations, current portion................       486         561
  Notes payable, current portion............................       783       1,225
                                                              --------    --------
          Total current liabilities.........................    28,869      15,588
Notes payable, noncurrent portion...........................        --         698
Capital lease obligations, noncurrent portion...............       368         587
Deferred rent...............................................       279         201
                                                              --------    --------
          Total liabilities.................................    29,516      17,074
                                                              --------    --------
Commitments (Note 5)
Mandatorily redeemable convertible preferred stock:
  15,082,970 shares authorized; 14,594,549 shares
     outstanding as of December 31, 1999 and none as of
     December 31, 2000......................................        --      49,648
                                                              --------    --------
Stockholders' equity (deficit):
  Common stock, $.001 par value,
     75,000,000 shares authorized and 24,144,938 outstanding
     as of December 31, 2000 and 30,000,000 shares
     authorized and 4,205,906 shares outstanding as of
     December 31, 1999......................................        24           4
  Additional paid-in capital................................   147,475      10,903
  Deferred stock compensation...............................    (2,679)     (5,853)
  Notes receivable from stockholders........................      (380)       (130)
  Cumulative translation adjustment.........................       295          (5)
  Accumulated deficit.......................................   (74,489)    (39,980)
                                                              --------    --------
          Total stockholders' equity (deficit)..............    70,246     (35,061)
                                                              --------    --------
          Total liabilities, mandatorily redeemable
            convertible preferred stock and stockholders'
            equity (deficit)................................  $ 99,762    $ 31,661
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements

                                EXTENSITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues:
  Licenses.................................................  $ 14,596    $  3,750    $    718
  Services and maintenance.................................    10,272       3,064         409
                                                             --------    --------    --------
          Total revenues...................................    24,868       6,814       1,127
                                                             --------    --------    --------
Cost of revenues:(*)
  Licenses.................................................       705         195          90
  Services and maintenance.................................    14,912       5,102       1,554
                                                             --------    --------    --------
          Total cost of revenues...........................    15,617       5,297       1,644
                                                             --------    --------    --------
  Gross profit (loss)......................................     9,251       1,517        (517)
                                                             --------    --------    --------
Operating expenses:(*)
  Sales and marketing......................................    28,063      12,191       4,703
  Research and development.................................    14,062       8,097       4,401
  General and administrative...............................     6,383       4,784       1,439
  In-process research and development......................       318          --          --
                                                             --------    --------    --------
          Total operating expenses.........................    48,826      25,072      10,543
                                                             --------    --------    --------
Loss from operations.......................................   (39,575)    (23,555)    (11,060)
Interest income............................................     5,460         667         332
Interest expense...........................................      (349)       (501)       (304)
Provision for income taxes.................................       (45)         --          --
                                                             --------    --------    --------
Net loss...................................................  $(34,509)   $(23,389)   $(11,032)
                                                             ========    ========    ========
Dividend relating to the beneficial conversion feature of
  Series F preferred stock.................................        --      (1,500)         --
                                                             --------    --------    --------
Net loss attributable to common stockholders...............  $(34,509)   $(24,889)   $(11,032)
                                                             ========    ========    ========
Other comprehensive loss:
  Change in cumulative translation adjustment..............       300          (5)         --
                                                             --------    --------    --------
Total comprehensive loss...................................  $(34,209)   $(24,894)   $(11,032)
                                                             ========    ========    ========

Basic and diluted net loss per share.......................  $  (1.63)   $ (11.20)   $  (8.25)
Shares used in computing basic and diluted net loss per
  share....................................................    21,206       2,222       1,338

(*) Amounts include non-cash stock based compensation as
  follows:
  Cost of revenues:
     Services and maintenance..............................  $    676    $    344    $     --
  Operating expenses:
     Sales and marketing...................................     1,279         989          --
     Research and development..............................       774       1,045          --
     General and administrative............................     1,247       1,974          --
                                                             --------    --------    --------
                                                             $  3,977    $  4,352    $     --
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                EXTENSITY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   NOTES
                                COMMON STOCK       ADDITIONAL    RECEIVABLE      DEFERRED     CUMULATIVE
                             -------------------    PAID-IN         FROM          STOCK       TRANSLATION   ACCUMULATED
                               SHARES     AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION   ADJUSTMENT      DEFICIT
                             ----------   ------   ----------   ------------   ------------   -----------   -----------
Balance at December 31,
  1997.....................   1,946,111    $ 2      $     17       $  --         $     --        $ --        $ (4,059)
Issuance of common stock
  for services rendered....      47,703     --             7          --               --          --              --
Issuance of common stock
  upon exercise of stock
  options..................     357,001     --            53          --               --          --              --
Net loss...................          --     --            --          --               --          --         (11,032)
                             ----------    ---      --------       -----         --------        ----        --------
Balance at December 31,
  1998.....................   2,350,815      2            77          --               --          --         (15,091)
Issuance of common stock
  upon exercise of stock
  options..................   1,855,091      2           621        (230)              --          --              --
Deferred stock
  compensation.............          --     --        10,205          --          (10,205)         --              --
Amortization of deferred
  stock compensation.......          --     --            --          --            4,352          --              --
Repayment of note
  receivable from
  stockholder..............          --     --            --         100               --          --              --
Cumulative translation
  adjustment...............          --     --            --          --               --          (5)             --
Beneficial conversion
  feature -- Series F
  preferred stock..........          --     --            --          --               --          --          (1,500)
Net loss...................          --     --            --          --               --          --         (23,389)
                             ----------    ---      --------       -----         --------        ----        --------
Balance at December 31,
  1999.....................   4,205,906      4        10,903        (130)          (5,853)         (5)        (39,980)
Issuance of common stock in
  initial public offering,
  net of underwriters
  discount and issuance
  costs of $2.2 million....   4,600,000      4        83,352          --               --          --              --
Issuance of common stock
  upon exercise of stock
  options..................     432,966      1         1,068        (250)              --          --              --
Issuance of common stock
  upon exercise of
  warrants.................     175,038     --            34          --               --          --              --
Issuance of common stock in
  connection with the
  employee stock purchase
  plan.....................     136,479     --         1,682          --               --          --              --
Issuance of common stock
  upon conversion of
  convertible preferred
  stock....................  14,594,549     15        49,633          --               --          --              --
Deferred stock
  compensation.............          --     --         1,881          --           (1,881)         --              --
Forfeiture of unvested
  stock options............          --     --        (1,078)         --            1,078          --              --
Amortization of deferred
  stock compensation.......          --     --            --          --            3,977          --              --
Cumulative translation
  adjustment...............          --     --            --          --               --         300              --
Net loss...................          --     --            --          --               --          --         (34,509)
                             ----------    ---      --------       -----         --------        ----        --------
Balance at December 31,
  2000.....................  24,144,938    $24      $147,475       $(380)        $ (2,679)       $295        $(74,489)
                             ==========    ===      ========       =====         ========        ====        ========

                                 TOTAL
                             STOCKHOLDERS'
                                EQUITY
                               (DEFICIT)
                             -------------
Balance at December 31,
  1997.....................    $ (4,040)
Issuance of common stock
  for services rendered....           7
Issuance of common stock
  upon exercise of stock
  options..................          53
Net loss...................     (11,032)
                               --------
Balance at December 31,
  1998.....................     (15,012)
Issuance of common stock
  upon exercise of stock
  options..................         393
Deferred stock
  compensation.............          --
Amortization of deferred
  stock compensation.......       4,352
Repayment of note
  receivable from
  stockholder..............         100
Cumulative translation
  adjustment...............          (5)
Beneficial conversion
  feature -- Series F
  preferred stock..........      (1,500)
Net loss...................     (23,389)
                               --------
Balance at December 31,
  1999.....................     (35,061)
Issuance of common stock in
  initial public offering,
  net of underwriters
  discount and issuance
  costs of $2.2 million....      83,356
Issuance of common stock
  upon exercise of stock
  options..................         818
Issuance of common stock
  upon exercise of
  warrants.................          34
Issuance of common stock in
  connection with the
  employee stock purchase
  plan.....................       1,682
Issuance of common stock
  upon conversion of
  convertible preferred
  stock....................      49,648
Deferred stock
  compensation.............          --
Forfeiture of unvested
  stock options............          --
Amortization of deferred
  stock compensation.......       3,977
Cumulative translation
  adjustment...............         300
Net loss...................     (34,509)
                               --------
Balance at December 31,
  2000.....................    $ 70,246
                               ========

  The accompanying notes are an integral part of these consolidated financial statements

                                EXTENSITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(34,509)   $(23,389)   $(11,032)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization...........................     1,772         908         528
    Amortization of deferred stock compensation.............     3,977       4,352          --
    In-process research and development.....................       318          --          --
    Common stock issued for services rendered...............        --          --           7
    Amortization of debt discount and lease line issuance
      costs.................................................       100          88          58
  Changes in operating assets and liabilities:
    Increase in accounts receivable.........................    (5,351)     (1,997)     (1,178)
    Increase in prepaids....................................    (2,165)     (1,624)        (55)
    Decrease in other assets................................        80
    Increase in accounts payable............................     4,600       1,485          69
    Increase in accrued liabilities.........................     2,980       1,239         628
    Increase in deferred revenue............................     5,990       7,538       2,213
    Increase in other noncurrent liabilities................        78          61         130
                                                              --------    --------    --------
         Cash used in operating activities..................   (22,130)    (11,339)     (8,632)
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (81,305)    (21,761)     (8,739)
  Sales of short-term investments...........................    56,249      13,536       3,095
  Capital expenditures......................................    (5,742)     (1,322)       (429)
  Business acquisition......................................       (90)         --          --
  (Increase) decrease in restricted cash....................    (1,360)          6         (49)
                                                              --------    --------    --------
         Cash used in investing activities..................   (32,248)     (9,541)     (6,122)
                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds from loan........................................        --          --       3,500
  Payments on notes payable.................................    (1,228)     (1,117)       (446)
  Payments on capital lease obligation......................      (306)       (446)       (186)
  Proceeds from sale-lease back.............................        --         254         535
  Proceeds from exercise of stock options and warrants......       853         493          52
  Net proceeds from issuance of preferred stock.............        --      26,878      13,978
  Net proceeds from issuance of common stock for the ESPP...     1,682          --          --
  Net proceeds from issuance of common stock................    83,356          --          --
                                                              --------    --------    --------
         Cash provided by financing activities..............    84,357      26,062      17,433
                                                              --------    --------    --------
Effect of exchange rate on cash and cash equivalents........       300          (5)         --
Increase in cash and cash equivalents.......................    30,279       5,177       2,679
Cash and cash equivalents, beginning of year................    10,416       5,239       2,560
                                                              --------    --------    --------
Cash and cash equivalents, end of year......................  $ 40,695    $ 10,416    $  5,239
                                                              ========    ========    ========
Supplemental cash flow information:
  Interest paid.............................................  $    349    $    435    $    241
                                                              ========    ========    ========
  Income taxes paid.........................................  $     45    $      1    $      1
                                                              ========    ========    ========
Noncash investing and financing activities:
  Purchase of equipment under capital leases................  $     --    $     --    $  1,281
                                                              ========    ========    ========
  Notes receivable from stockholders........................  $    250    $    130    $     --
                                                              ========    ========    ========
  Convertible preferred stock warrants issued...............  $     --    $     --    $    309
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                EXTENSITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND BASIS OF PRESENTATION

     Extensity, Inc. (the Company) provides Internet-based workforce optimization software applications designed to improve the productivity of employees across the enterprise and to enhance enterprise operating efficiency. The Company was incorporated in Delaware in November 1995.

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

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Extensity Europe Limited, which commenced operations in September 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's international subsidiary is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue, expenses, gains and losses are translated at the exchange rate on the date those elements are recognized. Translation adjustments, which have not been material to date, are included in other comprehensive income (loss).

CASH AND CASH EQUIVALENTS

     The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company periodically maintains cash balances at banks in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

SHORT TERM INVESTMENTS

     The Company accounts for its investments in quality corporate debt securities under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. As of December 31, 2000, the Company's carrying value of its short term investments approximated their amortized cost basis.

RESTRICTED SHORT TERM INVESTMENT

     The restricted short term investment consists of several one year certificates of deposit required as collateral for the Company's letters of credit (Note 5).

                                EXTENSITY, INC.

CONCENTRATION OF CREDIT RISK AND CERTAIN OTHER RISKS

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short term investments and accounts receivable. The Company's accounts receivable are derived from revenue earned from customers located primarily in the United States. The Company performs credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     At December 31, 2000, two customers accounted for 32% and 10% of total accounts receivable. At December 31, 1999, one customer accounted for 10% of total accounts receivable.

     One customer accounted for approximately 10% of the revenue in 2000. One customer accounted for 11% of the total revenue in 1999 and four customers accounted for 66% of total revenue in 1998. In 1999, all of the Company's revenues were derived from U.S. customers. In 2000, 8% percent of our total revenues were derived from our international customers.

     The market in which the Company competes is characterized by changing customer needs, frequent new software product introductions and rapidly evolving industry standards. Significant technological change could adversely affect the Company's operating results.

     The Company operates in one reportable business segment and, therefore, no disclosures under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, are necessary.

SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes internally generated software development costs under the provisions of Statement of Financial Accounting Standards No. 86 (SFAS
86), Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of computer software development costs begins upon the establishment of technological feasibility, which the Company has defined as completion of a working model. Internally generated capitalizable software development costs have not been material for years ended December 31, 2000, 1999 and 1998. The Company has not capitalized any software development costs to date, and has charged software development costs as incurred to research and development expense in the accompanying consolidated statements of operations.

ADVERTISING COSTS

     Amounts received under co-marketing agreements with strategic partners are recorded as a reduction of advertising expenses incurred in connection with such agreements. Immaterial amounts have been received during the three-year period ended December 31, 2000.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of three years, or over the lease term if it is shorter for leasehold improvements.

     When assets are sold or retired, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred.

                                EXTENSITY, INC.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

INCOME TAXES

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes(SFAS No. 109). Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

REVENUE RECOGNITION

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).The Company adopted SOP 97-2 beginning in fiscal 1998. SOP 97-2 has been modified by SOP 98-4 and SOP 98-9 as it relates to certain transactions. These standards generally require revenues earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately or, if the element is not being sold separately, the price for each element established by management having relevant authority; substantive renewal terms for maintenance services included in contracts also serves as evidence of fair value for such services.

     The Company's software products require implementation services that primarily consist of configuring the software to incorporate a customer's business policies, workflow approvals and interfaces to information systems used by its customers. Prior to the release in July 1999 of Version 4.0, it was difficult to develop dependable estimates of the costs necessary to complete product implementations. Therefore, the Company accounted for its software licenses and implementation revenues using the completed contract method of contract accounting as required under the provisions of SOP 97-2 and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Following the release of Version 4.0 in July 1999, the Company was able to develop dependable estimates of the costs necessary to complete implementation of the substantially enhanced Version 4.0 product. Consequently, beginning with Version 4.0, the Company is accounting for its software licenses and implementation revenues using the percentage-of-completion method of contract accounting. The percentage-of-completion method is applied based upon man-days incurred as a percentage of total estimated man-days for each implementation. In cases where a sale of a license does not include implementation services, such revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable.

     Amounts billed for maintenance are deferred and recognized ratably over the maintenance period.

     The Company has entered into two agreements under which certain distributors would receive unspecified future products over the life of the arrangements (two or three years) in consideration for agreed-

                                EXTENSITY, INC.

upon non-refundable fees. Consistent with SOP 97-2, the Company recognizes such fees ratably, on a subscription basis, over the term of the related agreements.

     Revenue for contracts containing specified upgrades for which no vendor specific objective evidence (VSOE) of fair value exists is deferred until such specified upgrades are delivered or VSOE is established.

     In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, which summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for the year ending December 31, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of the Company's stock and the exercise price of the option on the measurement date, which is typically the date of grant (see Note 9).

     In March of 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. FIN 44 was effective July 1, 2000. The implementation of FIN 44 did not have a material impact on the Company's financial statements.

     The Company accounts for options granted to non-employees under SFAS No.
123. Under SFAS No. 123, options are recorded at their fair value on the measurement date, which is typically the date of grant.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                          YEAR END
                                                        DECEMBER 31,
                                               -------------------------------
                                                 2000        1999       1998
                                               --------    --------   --------
Numerator:
  Net loss...................................  $(34,509)   $(24,889)  $(11,032)
Denominator:
  Weighted average shares....................    22,297       3,483      2,169
  Weighted average unvested common shares....    (1,091)     (1,261)      (831)
                                               --------    --------   --------
          Total weighted average shares......    21,206       2,222      1,338
                                               --------    --------   --------
Basic and diluted net loss per share.........  $  (1.63)   $ (11.20)  $  (8.25)
                                               ========    ========   ========

                                EXTENSITY, INC.

     Diluted net loss per share does not include the effect of the following potential common shares for the periods presented:

                                                              DECEMBER 31,
                                                  -------------------------------------
                                                    2000          1999          1998
                                                  ---------    ----------    ----------
Shares issuable under stock options.............  5,088,439     2,942,582     1,606,548
Shares of unvested stock subject to
  repurchase....................................    699,479     1,139,086       210,417
Shares issuable pursuant to warrants to purchase
  common and convertible preferred stock........     20,000       183,888       137,878
Shares of convertible preferred stock on an "as
  if converted" basis...........................         --    14,594,549    10,361,729
                                                  ---------    ----------    ----------
                                                  5,807,917    18,860,105    12,316,572
                                                  =========    ==========    ==========

     The weighted-average exercise price of stock options outstanding was $9.73 and $2.10 as of December 31, 2000 and 1999, respectively. The weighted average repurchase price of unvested stock was $1.50, $0.38 and $0.16 as of December 31, 2000, 1999 and 1998, respectively. The weighted average exercise price of warrants outstanding was $14.50, $3.08 and $3.30 as of December 31, 2000, 1999 and 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments. SFAS No. 137 extends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is not to be applied retroactively. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 will not have material impact on the Company's financial statements.

 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Computer hardware and software...........................  $ 6,013    $ 1,315
Furniture and fixtures...................................    1,209        592
Leasehold improvements...................................      385         65
Office equipment.........................................      219        113
Assets under capital leases..............................    1,847      1,847
                                                           -------    -------
                                                             9,673      3,932
Less accumulated depreciation and amortization...........   (3,394)    (1,623)
                                                           -------    -------
          Total property and equipment, net..............  $ 6,279    $ 2,309
                                                           =======    =======

     Accumulated amortization relating to assets under capital leases amounted to $763,737 and $1,291,437 as of December 31, 1999 and 2000, respectively.

                                EXTENSITY, INC.

 4. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1998 and 1999 relates to minimum state income tax. The provision for income taxes for the year ended December 31, 2000 also includes a foreign tax provision of $45,000. The difference between the amount of income tax benefit recorded of zero and the amount of income tax benefit calculated using the federal statutory rate of 34% is primarily due to net operating losses being fully offset by a valuation allowance. Significant components of the Company's deferred tax balances are as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 23,000    $ 12,400
  Research and development credit carryforwards........     1,900       1,170
  Other................................................       300         200
                                                         --------    --------
          Total deferred tax assets....................    25,200      13,770
  Valuation allowance..................................   (25,200)    (13,770)
                                                         --------    --------
          Net deferred tax assets......................  $     --    $     --
                                                         ========    ========

     Due to the uncertainty of realization, a valuation allowance has been provided to offset net deferred tax assets at December 31, 1999 and 2000. The increase in the valuation allowance was $4,040,000, $8,005,000 and $11,430,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $62 million and $32 million for federal and state income tax purposes, respectively. Such carryforwards expire through 2020 and 2005 for federal and state income tax purposes, respectively. At December 31, 2000, the Company also had research and experimentation tax credit carryforwards of $1 million and $900,000 for federal and state purposes, respectively, which expire in varying amounts through 2015.

     Under the Tax Reform Act of 1986, the benefits from net operating loss and tax credit carry forwards may be impaired or limited in certain circumstances including as a result of a cumulative ownership change of more than 50%, as defined, over a three-year period. The issuance of the Company's securities may have resulted in a limitation on utilization of such net operating loss carryforwards.

                                EXTENSITY, INC.

 5. COMMITMENTS

     The Company leases certain equipment and facilities under various non-cancelable leases. The equipment related capital leases expire through 2003. The Company leases office space under various non-cancelable operating lease expiring through 2006. Rental expense was approximately $2,212,000, $864,000 and $383,000 for the years ended December 31, 2000, 1999 and 1998. Minimum future rental payments under capital and operating leases at December 31, 2000 are as follows (in thousands):

             FISCAL YEAR ENDING DECEMBER 31,                CAPITAL    OPERATING
             -------------------------------                -------    ---------
2001......................................................   $534       $ 2,368
2002......................................................    319         2,201
2003......................................................     86         2,201
2004......................................................     --         2,201
2005......................................................     --         2,135
2006......................................................     --         1,327
                                                             ----       -------
          Total minimum lease payments....................   $938       $12,433
                                                                        =======
Less amount representing interest and discount............     84
                                                             ----
Present value of minimum lease payments...................   $854
Less current portion of capital lease obligations.........    486
                                                             ----
Long term portion.........................................   $368
                                                             ====

     In connection with certain capital lease transactions, the Company granted to the lessor warrants to purchase 22,425 shares of Series D preferred stock at an exercise price of $3.30 per share. Such warrants were valued at approximately $44,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 40%, risk-free interest rate of 6% and expected life of 10 years. The value of these warrants was recorded as a long-term asset, which is being amortized over the capital lease term of 4 years. Such amortization amounted to $11,000, $11,000 and $5,000 during the years ended December 31, 2000, 1999 and 1998, respectively. On the effective date of the company's IPO all outstanding preferred stock was converted to common stock. These warrants were exercised in 2000 in exchange for common stock. There were no outstanding warrants as of December 31, 2000.

     The Company has established letters of credit totaling $1,436,000 for the benefit the Company's office space lessor and credit card processor. These letters of credit are collateralized by Certificates of Deposits amounting to $1,436,000. As of December 31, 2000, no amounts were outstanding under these letter of credit.

 6. DEBT

     In March 1998, the Company entered into a loan and security agreement with a lender for $3,500,000. Borrowings under this loan accrue interest at an average rate of 11.4% per annum and mature through December 31, 2001. The agreement provided the lender with the right to exercise warrants to purchase 137,878 shares of Series D preferred stock at an exercise price of $3.30 per share. The Company recorded the loan at a discount of approximately $265,000, which was allocated to the warrants. The debt discount was calculated in accordance with the provisions of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrant. The fair value of the warrants was estimated on the date of grant using the Black-Scholes model with expected volatility of 40%, risk-free interest of 6% and expected life of 10 years. Amortization of the debt discount was recorded as interest expense and amounted to $88,000, $88,000 and $58,000 for the years ended December 31, 2000, 1999 and
1998. On the effective date of the company's IPO all outstanding preferred stock was converted to common stock. These warrants were exercised in 2000 in exchange for common stock. There were no outstanding warrants as of December 31, 2000. The current portion of the Notes payable of $783,000 as of December 31,2000 is net of the remaining debt discount of $36,000. The remaining balance of $819,000 will be repaid during fiscal 2001.

                                EXTENSITY, INC.

 7. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Mandatorily Redeemable Convertible Preferred Stock consists of the following (in thousands, except share data):

                                                      OUTSTANDING
                                                        SHARES        AMOUNT
                                                      -----------    --------
Balance at December 31, 1997........................    5,750,000    $  6,983
  Issuance of Series C preferred stock..............      937,500       1,872
  Issuance of Series D preferred stock..............    3,674,229      12,105
  Issuance of Series D preferred stock warrants.....           --         309
                                                      -----------    --------
Balance at December 31, 1998........................   10,361,729      21,269
  Issuance of Series E preferred stock..............    3,732,820      22,379
  Issuance of Series F preferred stock..............      500,000       4,500
  Series F beneficial conversion feature............           --       1,500
                                                      -----------    --------
Balance at December 31, 1999........................   14,594,549      49,648
  Conversion to common stock........................  (14,594,549)    (49,648)
                                                      -----------    --------
Balance at December 31, 2000........................           --    $     --
                                                      ===========    ========

     On December 16, 1999, the Company sold 500,000 shares of its Series F Preferred Stock at a price of $9.00 per share for gross proceeds of $4.5 million in cash to an investor. The difference between the deemed fair value of the series F preferred stock of $12.00 and the price per share of $9.00 was deemed to be a beneficial conversion feature analogous to a dividend to the preferred stockholder as prescribed under the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The value of the beneficial conversion feature of $1.5 million was recognized immediately at the date of issuance as the preferred stockholder had the right to convert their preferred shares at their option.

     On January 27, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering ("IPO") of 4,600,000 shares of its common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial offering price of $20.00 per share (the "Offering"). All preferred stock was converted to common stock on the effective date of the company's IPO. Each share of Series A, B, C, D, E and F preferred stock was converted into common stock at the option of the stockholders on a one-for-one basis, subject to certain adjustments. Holders of preferred stock received one vote for each share of common stock into which such shares were converted.

PREFERRED STOCK WARRANTS ISSUED IN CONNECTION WITH FINANCINGS

     On January 29, 1997, the Company entered into a loan and security agreement with a bank. During fiscal 1997, $250,000 was drawn on the loan and was repaid in the same year. This loan expired on June 15, 1997. In conjunction with this loan agreement, the Company issued to the lender a warrant to purchase 23,585 shares of Series B preferred stock at an exercise price per share of $1.59. The Company recorded the loan at a discount of $24,000 which discount was allocated to the warrant and amortized as interest expense during 1997. The fair value of the warrant was estimated on the date of grant using the Black-Scholes model with expected volatility of 60%, risk-free interest of 5.50% and expected life of 5 years. On the effective date of the company's IPO all outstanding preferred stock was converted to common stock. These warrants were exercised in 2000 in exchange for common stock. There were no outstanding warrants as of December 31, 2000. During 1998, the Company entered into financing agreements with a financial institution (see Note 6). In conjunction with these transactions, the Company issued to the financial institution warrants to purchase shares of Series D preferred stock at an exercise price of $3.30 per share. On the effective date of the

                                EXTENSITY, INC.

company's IPO all outstanding preferred stock was converted to common stock. These warrants were exercised in 2000 in exchange for common stock. There were no outstanding warrants as of December 31, 2000.

 8. COMMON AND PREFERRED STOCK

     During 1999, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized common stock to 30,000,000.

     During 2000, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of its authorized shares of common stock to 75,000,000 and authorized 5,000,0000 shares of preferred stock.

     During 1998, the Company issued a total of 47,703 shares of its common stock at fair value to several service providers. The Company recorded the fair values of the common stock which amounted to $7,300 as compensation expense.

     During the year ended December 31, 1999, the Company loaned to three officers an aggregate of $230,000 to exercise options to purchase 933,439 shares of the Company's common stock. The officers paid $193,750 in cash in conjunction with this exercise. The promissory note to one of the officers bears interest at 4.77%, is due on February 28, 2004 and is collateralized by the common stock purchased for cash. The cash portion of the exercise of $150,000 exceeded the face value of the note by $50,000. The officer repaid the note in full, including $3,000 in interest, in November 1999. The notes of the other two officers bear interest at 5.87%, are due on July 16, 2004 and are collateralized by their personal assets.

     During the year ended December 31, 2000, the company loaned $250,000 to an officer to exercise options to purchase 90,000 shares of the Company's stock. The officer paid $560,000 in cash in conjunction with this exercise. The promissory note is due January 17, 2005 and bears interest at a rate of 6.12% per annum and is collateralized by their personal assets.

COMMON STOCK WARRANTS

     In October of 2000, the Company granted warrants to a service provider to purchase 20,000 shares of the Company's common stock at an exercise price of $14.50 per share. These warrants vest ratably over a two year period and expire in October 2007. The Company is accounting for these warrants under the variable accounting provisions of FIN 44. The charge for fiscal 2000 amounted to $10,500 using the Black-Scholes model with the following variables: expected volatility of 90%, risk free interest of 6% and expected life of 7 years. The warrants were not exercised as of December 31, 2000.

 9. STOCK OPTIONS

1996 STOCK OPTION PLAN

     In 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) under which eligible employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price generally not less than 100% of the fair value of the common stock on the date of the grant for incentive stock options and nonstatutory stock options. The 1996 Plan, as amended through December 31, 2000, allows for the issuance of a maximum of 7,000,000 shares of the Company's common stock and an annual replenishment of the shares of common stock authorized for issuance thereunder equal to the lesser of (a) 1,300,000 shares, (b) 4% of the outstanding shares on such date or
(c) a lesser amount to be determined by the Board. The options granted under the 1996 Plan vest according to varying schedules determined by the Plan Administrator, currently the Board of Directors. Options generally vest over four years and expire ten years from the date of grant.

                                EXTENSITY, INC.

2000 NON STATUTORY STOCK OPTION PLAN

     In August 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option plan (the 2000 Plan) under which eligible employees can receive options to purchase shares of the Company's common stock at a price generally not less than 100% of the fair value of the common stock on the date of grant for non statutory options. The 2000 Plan allows for a maximum of 1,100,000 shares of the Company's common stock. This number of common stock has been reserved for issuance under the 2000 Plan. The options granted under the 2000 Plan vest according to varying schedules determined by the Plan Administrator. Options generally vest over four years and expire ten years from the date of grant.

     A summary of the activity under the Plans since inception is set forth below:

                                                                OPTIONS OUTSTANDING
                                                  ------------------------------------------------
                                                  NUMBER OF          PRICE            AGGREGATE
                                                    SHARES         PER SHARE            PRICE
                                                  ----------    ----------------    --------------
                                                                                    (IN THOUSANDS)
Balance at December 31, 1997....................   1,012,923    $0.100 - $ 0.160       $   149
Options granted.................................   1,066,500    $0.160 - $ 0.330           280
Options exercised...............................    (357,001)   $0.100 - $ 0.160           (53)
Options forfeited...............................    (115,874)   $0.100 - $ 0.160           (18)
                                                  ----------    ----------------       -------
Balance at December 31, 1998....................   1,606,548    $0.160 - $ 0.330           359
Options granted.................................   3,495,872    $0.330 - $ 9.000         6,336
Options exercised...............................  (1,855,091)   $0.050 - $ 1.500          (623)
Options forfeited...............................    (304,747)   $0.160 - $ 4.000          (134)
                                                  ----------    ----------------       -------
Outstanding at December 31, 1999................   2,942,582    $0.100 - $ 9.000         5,938
Options granted.................................   2,959,950    $5.375 - $38.813        46,853
Options exercised...............................    (432,966)   $0.100 - $ 9.000        (1,068)
Options forfeited...............................    (381,127)   $0.100 - $38.813        (2,205)
                                                  ----------    ----------------       -------
Outstanding at December 31, 2000................   5,088,439    $0.100 - $38.813       $49,504
                                                  ==========    ================       =======

     The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  -----------------------------------------   ----------------------
                                    WEIGHTED       WEIGHTED                 WEIGHTED
                                    AVERAGE        AVERAGE                  AVERAGE
   RANGE OF         NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
---------------   -----------   ----------------   --------   -----------   --------
$ 0.100 - $ 0.700  1,338,503          8.1          $ 0.441      358,281     $ 0.409
$ 1.000 - $ 7.438  1,020,615          8.9          $ 4.451      207,638     $ 4.493
$ 7.500 - $13.938  1,056,771          9.3          $10.572       50,874     $ 8.504
$ 14.50 - $23.188  1,061,750          9.7          $16.043           --          --
$23.375 - $38.813    610,800          9.5          $26.460           --          --
                   ---------          ----         -------      -------     -------
                   5,088,439          9.0          $ 9.728      616,793     $16.493

     The Plans allows certain option holders to exercise their options prior to vesting. However, such exercises are subject to repurchase by the Company if not vested. The Company's repurchase right lapses over a four year period. As of December 31, 2000, 699,479 shares of common stock acquired by option holders are subject to repurchase by the Company.

     The Company accounts for employee and director stock options in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123.

                                EXTENSITY, INC.

     Under APB No. 25, compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options at the measurement date, which in the case of employee stock options is typically the date of grant. For financial reporting purposes, the Company has determined that the deemed fair market value on the date of grant of certain employee stock options issued prior to the IPO was in excess of the exercise price of the options. This amount is recorded as deferred compensation and is classified as a reduction of stockholders' equity and is amortized as a charge to operations over the vesting period of the applicable options. The vesting period is generally four years. The fair value per share used to calculate deferred compensation was derived by reference to the preferred stock values and the Company's initial public offering price range. Consequently, the Company recorded deferred stock compensation of $10,205,000 and $1,881,000 during the year ends December 31, 1999 and 2000, respectively. Amortization recognized for the year ended December 31, 1999 and 2000 totaled $4,352,000 and $3,977,000, respectively.

     The weighted average fair values of the options granted in fiscal 1998, 1999 and 2000 were $0.81, $2.98 and $15.83 respectively.

     Had compensation cost for option grants to employees been determined consistent with SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
Pro forma net loss.................................  $(11,070)   $(24,762)   $(38,042)
Pro forma net loss per share, basic and diluted....  $  (8.27)   $ (11.14)   $  (1.79)
Pro forma net loss attributable to common
  stockholders.....................................  $(11,070)   $(26,262)   $(38,042)
Pro forma net loss per share attributable to common
  stockholders, basic and diluted..................  $  (8.27)   $ (11.82)   $  (1.79)

     The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future years as additional grants are made each year and options vest over several years.

     The fair value of each option grant was estimated on the date of grant using the minimum value options pricing model with the following weighted average assumptions by period:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1999    2000
                                                              ----    ----    ----
Risk-free interest rate.....................................  5.5%    5.6%    6.2%
Expected life (in years)....................................    4       4       4
Dividends...................................................   --      --      --

     Because the Company was not publicly traded until January 27, 2000, the date of the IPO, volatility was not considered in the determination of the value of options granted to employees in 1998 and 1999. For the year 2000, volatility was 189%.

10. EMPLOYEE SAVINGS AND INVESTMENT PLANS

401(K) PLAN

     In January 1998, the Company adopted a 401(k) plan for employees. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. The Company made no matching or discretionary contributions during 1998, 1999 and 2000.

                                EXTENSITY, INC.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan 2000 was adopted by the board of directors and stockholders of Extensity in November 1999 and became effective upon the closing of the IPO in January of 2000. At total of 500,000 shares have been reserved for issuance under the Purchase Plan. The purchase plan provides for automatic annual increases in the number of shares reserved for issuance under the plan in an amount equal to the lesser of 1) 1.5% of the outstanding shares on such date, 2) 500,000 shares or 3) such lesser amount as may be determined by the board. Under the purchase plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employee's cash compensation. The purchase price will be 85% of the common stock fair value at the lower of certain plan-defined dates. As of December 31, 2000 there have been 136,479 shares issued and 363,521 reserved for future issuance.

11. ACQUISITION

     In September of 2000, Extensity acquired all the outstanding shares of a company. The total acquisition cost was approximately $343,000 primarily comprised of $265,000 in cash, 2,500 shares of the Company's stock valued at $53,000 and approximately $25,000 in transaction costs. The transaction was accounted for as a purchase business combination. Substantially the entire purchase price was allocated to in-process research and development as technological feasibility of the acquired product had not been established and no future alternative use existed at the time of purchase. Furthermore, the acquired company had no revenues, no other tangible or intangible assets and only one employee.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is unaudited financial data for 1999 and 2000 (amounts in thousands, except for per share amounts.)

                                    Q1 '99    Q2 '99    Q3 '99    Q4 '99    Q1 '00    Q2 '00    Q3 '00    Q4 '00
                                    -------   -------   -------   -------   -------   -------   -------   -------
Revenues
  Licenses........................  $   220   $   437   $ 1,282   $ 1,811   $ 2,225   $ 3,034   $ 4,021   $ 5,316
  Service and maintenance.........      206       673       795     1,390     1,498     2,299     3,005     3,470
                                    -------   -------   -------   -------   -------   -------   -------   -------
         Total revenues...........      426     1,110     2,077     3,201     3,723     5,333     7,026     8,786
Gross profit (loss)...............     (360)      (17)      771     1,467       550     1,421     2,847     4,433
Net loss..........................   (3,856)   (5,038)   (6,949)   (9,045)   (9,337)   (8,865)   (8,702)   (7,605)
Basic and diluted net loss per
  share...........................  $ (2.27)  $ (2.55)  $ (2.87)  $ (3.24)  $ (0.56)  $ (0.39)  $ (0.38)  $ (0.33)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the information in "Proposal No. 1 -- Election of Directors" in Extensity's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Extensity's fiscal year ended December 31, 2000 "the 2001 Proxy Statement" which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See the information set forth in the section entitled "Executive Compensation" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the information set forth in the section entitled "Certain Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (1) Financial Statements

     The financial statements filed as part of this report are listed on the Index to Consolidated Statements on page 35.

     (2) Financial Statement Schedules

     Schedule II  --  Valuation and Qualifying Accounts and Reserves.

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (3) Exhibits

   EXHIBIT
   NUMBER
   -------
 3.2.(1)       Amended and Restated Certificate of Incorporation of the
               Registrant.

 3.3.(1)       Bylaws of the Registrant.

 4.1.(1) Registrant's Common Stock Certificate (which is incorporated by reference to Exhibit 4.1 in the Registrant's Form S-1
               Registration No. 333-9097).

 4.3.(2)       Registration statement for 2000 Nonstatutory Stock Option.

10.1.(1) Form of Indemnification Agreement entered into by and between the Registrant and each of its director and executive.

10.8.(1)       Lease agreement by and between the Registrant and Spieker
               Properties, Inc.

10.8.1 Amended Lease agreement dated December 12, 2000 by and between the Registrant and Spieker Properties, Inc.

10.9.(1) Offer letter dated February 16, 1999 by and between the Registrant and Robert Spinner.

10.10.1(1)(3)  1996 Stock Option Plan.

10.11.(1)(3)   Employee Stock Purchase Plan 2000 and related agreements.

10.12 Note dated January 17, 2000 by and between the Registrant and Donald Smith

10.13 Note dated August 20, 1999 by and between the Registrant and Mark Oney.

23.1           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants

---------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-90979) an incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-45748) and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-36336) and incorporated herein by reference.

     (b) Reports on Form 8-K

        None

     (c) Exhibits

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001                            EXTENSITY, INC.

                                          By /s/     KENNETH R. HAHN
                                            ------------------------------------
                                                      Kenneth R. Hahn
                                                  Chief Financial Officer
                                            (Principle Financial and Accounting
                                                          Officer)

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Robert A. Spinner and Kenneth R. Hahn, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection there with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ ROBERT A. SPINNER                  President and Chief Executive  March 30, 2001
-----------------------------------------------------      Officer and Director
                  Robert A. Spinner

                 /s/ KENNETH R. HAHN                      Chief Financial Officer     March 30, 2001
-----------------------------------------------------
                   Kenneth R. Hahn

                /s/ SHARAM I. SASSON                     Chairman of the Board of     March 30, 2001
-----------------------------------------------------            Directors
                  Sharam I. Sasson

             /s/ CHRISTOPHER D. BRENNAN                          Director             March 30, 2001
-----------------------------------------------------
               Christopher D. Brennan

                 /s/ JOHN R. HUMMER                              Director             March 30, 2001
-----------------------------------------------------
                   John R. Hummer

                 /s/ TED E. SCHLEIN                              Director             March 30, 2001
-----------------------------------------------------
                   Ted E. Schlein

                 /s/ MAYNARD G. WEBB                             Director             March 30, 2001
-----------------------------------------------------
                   Maynard G. Webb

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
 3.2.(1)       Amended and Restated Certificate of Incorporation of the
               Registrant.

 3.3.(1)       Bylaws of the Registrant.

 4.1.(1) Registrant's Common Stock Certificate (which is incorporated by reference to Exhibit 4.1 in the Registrant's Form S-1
               Registration No. 333-9097).

 4.3.(2)       Registration statement for 2000 Nonstatutory Stock Option.

10.1.(1) Form of Indemnification Agreement entered into by and between the Registrant and each of its director and executive.

10.8.(1)       Lease agreement by and between the Registrant and Spieker
               Properties, Inc.

10.8.1 Amended Lease agreement dated December 12, 2000 by and between the Registrant and Spieker Properties, Inc.

10.9.(1) Offer letter dated February 16, 1999 by and between the Registrant and Robert Spinner.

10.10.1(1)(3)  1996 Stock Option Plan.

10.11.(1)(3)   Employee Stock Purchase Plan 2000 and related agreements.

10.12 Note dated January 17, 2000 by and between the Registrant and Donald Smith

10.13 Note dated August 20, 1999 by and between the Registrant and Mark Oney.

10.14          Warrant dated October 12, 2000 issued to Cooley Godward LLP.

23.1           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants

---------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-90979) an incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-45748) and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-36336) and incorporated herein by reference.

     (b) Reports on Form 8-K

        None

     (c) Exhibits