Form 10-Q
period 2001-03-31
EXTENSITY INC
filed 2001-05-15
CIK 1096473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 Yes [X]  No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of April 30, 2001 was 24,462,370.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).....    1
         Condensed Consolidated Balance Sheets.......................    1
         Condensed Consolidated Statements of Operations.............    2
         Condensed Consolidated Statements of Cash Flows.............    3
         Notes to the Condensed Consolidated Financial Statements....    4
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    6
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................   19

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   20
Item 2.  Changes in Securities and Use of Proceeds...................   20
Item 3.  Defaults Upon Senior Securities.............................   20
Item 4.  Submission of Matters to a Vote of Security Holders.........   20
Item 5.  Other Information...........................................   20
Item 6.  Exhibits and Reports on Form 8-K............................   21
SIGNATURES...........................................................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                EXTENSITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 50,037       $ 40,695
  Short-term investments....................................    21,922         38,925
  Restricted short-term investments.........................     1,397          1,436
  Accounts receivable, net..................................     9,722          8,527
  Prepaids and other current assets.........................     3,499          3,443
                                                              --------       --------
          Total current assets..............................    86,577         93,026
Property and equipment, net.................................     6,304          6,279
Other assets................................................       523            457
                                                              --------       --------
          Total assets......................................  $ 93,404       $ 99,762
                                                              ========       ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  7,778       $  6,434
  Accrued liabilities.......................................     4,842          5,125
  Deferred revenue..........................................    16,050         16,041
  Notes payable and capital lease obligations...............       920          1,269
                                                              --------       --------
          Total current liabilities.........................    29,590         28,869
Capital lease obligations and other.........................       609            647
                                                              --------       --------
          Total liabilities.................................    30,199         29,516
                                                              ========       ========
Stockholders' equity:
  Common stock..............................................        24             24
  Additional paid-in capital................................   147,134        147,475
  Deferred stock compensation...............................    (1,880)        (2,679)
  Notes receivable from stockholders........................      (380)          (380)
  Cumulative translation adjustment.........................       295            295
  Accumulated deficit.......................................   (81,988)       (74,489)
                                                              --------       --------
          Total stockholders' equity........................    63,205         70,246
                                                              --------       --------
          Total liabilities and stockholders' equity........  $ 93,404       $ 99,762
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

                                EXTENSITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
Revenues:
  Licenses..................................................  $ 6,022    $  2,225
  Services and maintenance..................................    3,780       1,498
                                                              -------    --------
          Total revenues....................................    9,802       3,723
                                                              =======    ========
Cost of revenues:
  Licenses..................................................      445          84
  Services and maintenance..................................    4,074       3,089
                                                              -------    --------
          Total cost of revenues............................    4,519       3,173
                                                              -------    --------
Gross profit................................................    5,283         550
                                                              -------    --------
Operating expenses:(*)
  Sales and marketing.......................................    7,914       6,133
  Research and development..................................    3,792       3,136
  General and administrative................................    2,149       1,604
                                                              -------    --------
          Total operating expenses..........................   13,855      10,873
                                                              -------    --------
Loss from operations........................................   (8,572)    (10,323)
Interest income, net........................................    1,073         986
                                                              -------    --------
Net loss....................................................  $(7,499)   $ (9,337)
                                                              =======    ========
Basic and diluted net loss per share........................  $ (0.32)   $  (0.56)
Shares used in computing basic and diluted net loss per
  share.....................................................   23,389      16,607
---------------------------------------------------------------------------------
(*) Amounts include non-cash based compensation as follows:
     Cost of revenues:
       Service and maintenance..............................  $    50    $    239
     Operating expenses:
       Sales and marketing..................................       94         508
       Research and development.............................       57         314
       General and Administrative...........................       92         433
                                                              -------    --------
                                                              $   293    $  1,494
                                                              =======    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EXTENSITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
Cash flows from operating activities:
  Net loss..................................................  $(7,499)   $ (9,337)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................      681         325
     Amortization of deferred stock compensation............      293       1,494
     Amortization of debt discount and lease line issuance
      costs.................................................       25          25
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................   (1,195)       (686)
     Increase in prepaids and other current assets..........      (56)       (491)
     Increase in other non current assets...................      (66)         --
     Increase in accounts payable...........................    1,344       1,773
     Increase (decrease) in accrued liabilities.............     (283)      1,668
     Increase in deferred revenue...........................        9       1,377
                                                              -------    --------
          Cash used in operating activities.................   (6,747)     (3,788)
                                                              -------    --------
Cash flows from investing activities:
  Purchases of short-term investments.......................  (12,973)    (30,890)
  Sales of short-term investments...........................   29,976       4,618
  Capital expenditures......................................     (706)     (1,451)
  Decrease in restricted cash...............................       39          --
                                                              -------    --------
          Cash provided by (used in) investing activities...   16,336     (27,723)
                                                              -------    --------
Cash flows from financing activities:
  Payments on notes payable.................................     (374)       (293)
  Payments on capital lease obligations.....................      (38)       (115)
  Proceeds from exercise of stock options...................      165         611
  Net proceeds from issuance of common stock................       --      83,348
                                                              -------    --------
          Cash provided by (used in) financing activities...     (247)     83,551
                                                              -------    --------
Increase in cash and cash equivalents.......................    9,342      52,040
Cash and cash equivalents, beginning of period..............   40,695      10,416
                                                              -------    --------
Cash and cash equivalents, end of period....................  $50,037    $ 62,456
                                                              =======    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                EXTENSITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial results for the periods shown. The balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles.

     These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 10-K (File No. 000-28897), filed with the Securities and Exchange Commission (the "SEC") on March 30, 2001.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Extensity Europe Limited, which commenced operations in September 1999 and Extensity Australia PTY Limited, which commenced operations in February of 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

     The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire current year or other future interim periods.

 2. NET LOSS PER SHARE

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options and warrants were not included in the computation of diluted net loss per share because the effect would be antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Numerator:
  Net loss...............................................  $(7,499)   $(9,337)
Denominator:
  Weighted average shares................................   24,196     17,841
  Weighted average unvested common shares................     (807)    (1,234)
                                                           -------    -------
          Total weighted average shares..................   23,389     16,607
                                                           -------    -------
Basic and diluted net loss per share.....................  $ (0.32)   $ (0.56)
                                                           =======    =======

     Diluted net loss per share does not include the effect of the following potential common shares at March 31, 2001 and March 31, 2000:

                                                                MARCH 31,
                                                          ---------------------
                                                            2001        2000
                                                          ---------   ---------
Shares issuable under stock options.....................  5,100,496   3,404,374
Shares of unvested stock subject to repurchase..........    512,942   1,139,086
Shares issuable pursuant to warrants to purchase common
  stock.................................................     20,000     183,888
                                                          ---------   ---------
                                                          5,633,438   4,727,348
                                                          =========   =========

     The weighted-average exercise price of stock options outstanding was $9.68 and $3.32 as of March 31, 2001 and 2000, respectively. The weighted average repurchase price of unvested stock was $1.12 and $1.09 as

                                EXTENSITY, INC.

of March 31, 2001 and 2000, respectively. The weighted average exercise price of warrants was $14.50 and $3.08 as of March 31, 2001 and 2000, respectively.

 3. SIGNIFICANT CUSTOMERS

     One customer accounted for 24% of total revenues for the three months ended March 31, 2001. One customer accounted for 18% of total revenues for the three months ended March 31, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Actual results could differ materially from those projected in the forward looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

     The following discussion and analysis of our financial condition and results of operations of Extensity should be read in conjunction with our Summary of Condensed Consolidated Financial Statements and our condensed consolidated financial statements and related notes included in this report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Form 10-K (File No. 000-28897).

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

     Following the release of Version 4.0 in July 1999, we were able to generate dependable estimates of the costs necessary to complete product implementations. Consequently, we are accounting for our software licenses and implementation revenues using the percentage-of-completion method of contract accounting. In cases where a sale of a license does not include implementation services (e.g., a sale of additional seats or a sale of product to be implemented by a third party), revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable.

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

     We promote and sell our software products through our direct sales force and through indirect channels, including JD Edwards, Niku and Elite. We also have marketing referral arrangements in place with Cisco Systems, IBM, Commerce One, WebEx, Digital Think, EventSource, Visa, GetThere.com, Pro Act Technologies and Elcom.

     In 2000, we expanded our European operations through opening a second office in Frankfurt, Germany. In February of 2001 we opened a sales office in Sydney, Australia. We have continued to hire staff in both our European and Australian operations and expect to continue to do so in advance of anticipated revenues. Therefore, we expect our costs for establishing international sales to exceed related revenues as we invest in international operations. For the three months ended March 31, 2001, revenues derived from our international sales represented 39% of the total revenues for this period.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data in absolute dollars for the periods indicated. The data has been derived from the condensed consolidated financial statements contained in this report. The operating results discussed below do not include the amortization of non-cash stock based compensation. These amounts are discussed separately within this discussion.

                SUMMARY OF CONDENSED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                              2001       2000
                                                             -------    -------
Revenues:
  Licenses.................................................  $6,022     $2,225
  Services and maintenance.................................   3,780      1,498
                                                             ------     ------
          Total revenues...................................  $9,802     $3,723
                                                             ======     ======
Cost of revenues:(*)
  Licenses.................................................  $  445     $   84
  Services and maintenance.................................   4,024      2,850
                                                             ------     ------
                                                             $4,469     $2,934
                                                             ======     ======
Operating expenses:(*)
  Sales and marketing......................................  $7,820     $5,625
  Research and development.................................   3,735      2,822
  General and administrative...............................   1,680      1,171
  Non-recurring general and administrative.................     377         --
-------------------------------------------------------------------------------

(*) Amounts exclude the amortization of non-cash stock based compensation as follows:

     Cost of revenues:
       Services and maintenance............................  $   50     $  239
     Operating expenses:
       Sales and marketing.................................      94        508
       Research and development............................      57        314
       General and administrative..........................      92        433
                                                             ------     ------
                                                             $  293     $1,494
                                                             ======     ======

REVENUES

     Total revenues increased to $9.8 million for the three months ended March 31, 2001 from $3.7 million for the three months ended March 31, 2000, an increase of 163%. For the three months ended March 31, 2001, sales to one customer accounted for 24% of total revenues. For the three months ended March 31, 2000 one customer accounted for 18% of total revenues.

     License Revenues. Our license revenues increased to $6.0 million for the three months ended March 31, 2001 from $2.2 million for the three months ended March 31, 2000, an increase of 171%. The increase was attributable to our growing customer base and in the amount of license revenue recognized upon shipment, an increase in the revenue attributable to our indirect sales channels and to a lesser extent, an increase in the average size of the sales contracts entered into by our customers.

     Service and Maintenance Revenues. Our service and maintenance revenues increased to $3.8 million for the three months ended March 31, 2001 from $1.5 million for the three months ended March 31, 2000, an increase of 152%. This increase was attributable to our growing customer base, an increase in professional services revenues recognized on a time and materials basis, an increase in revenues recognized from work performed on partner integration, and to a lesser extent, an increase in the average size of the sales contracts that customers have signed.

COST OF REVENUES

     Total cost of revenues increased to $4.5 million for the three months ended March 31, 2001 from $2.9 million for the three months ended March 31, 2000, an increase of 52%.

     Cost of License Revenues. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation and shipping. This cost increased to $445,000 for the three months ended March 31, 2001 from $84,000 for the three months ended March 31, 2000, due primarily to increased sales activity. As a percentage of license revenues, cost of license revenues increased to 7.4% for the three months ended March 31, 2001 from 3.8% for the three months ended March 31, 2000. Cost of revenues as a percentage of license revenue may increase over the current level in the future as we incorporate additional third-party products in our offerings.

     Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. This cost increased to $4.0 million for the three months ended March 31, 2001 from $2.9 million for the three months ended March 31, 2000, an increase of 41%. As a percentage of service revenues, cost of service revenues decreased to 106% for the three months ended March 31, 2001 from 190% for the three months ended March 31, 2000. Approximately 81% of the increase for the three month period ended March 31, 2001 in the cost of service revenues was due to our hiring of additional service and maintenance personnel. These additional costs were necessary to support our expanding customer base. Total costs have exceeded our service and maintenance revenues as we have built our consulting and customer support groups in advance of growing contract volume. We are seeking to reduce our cost of service revenues as a percentage of total revenue and are also seeking to engage third parties to provide a substantial portion of services related to our applications.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including commissions and marketing program costs. Sales and marketing expenses increased to $7.8 million for the three months ended March 31, 2001 from $5.6 million for the three months ended March 31, 2000, an increase of 39%. As a percentage of total revenues, sales and marketing expenses decreased to 80% for the three months ended March 31, 2001 from 151% for the three months ended March 31, 2000. Approximately 76% of the increase in sales and marketing expenses for the three-month period ended March 31, 2001 was attributable to increased compensation, commissions and other related costs associated with hiring additional sales representatives, management and marketing personnel. We expect that the absolute dollar amount of sales and marketing expenses will increase as we expand our domestic and international sales force and increase our marketing efforts to capitalize on the growth of our market.

     Research and Development. Research and development expenses consist primarily of compensation and related personnel costs and fees associated with contractors. Research and development expenses increased to $3.7 million for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000, an increase of 32%. As a percentage of total revenues, research and development expenses decreased to 38% for the three months ended March 31, 2001 from 76% for the three months ended March 31, 2000. Approximately 72% of the costs increase for the three-month period ended March 31, 2001 was attributable to the addition of personnel and cost related to contractors. These increases resulted from our continuing efforts to add enhancements to our existing software applications and to develop software applications that incorporate new functionality into our integrated suite. We expect that the absolute dollar amount of research and development expenses will continue to increase as we make additional investments in our technology and products.

     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses, excluding the non-recurring charge, increased to $1.7 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000, an increase of 43%. For the three months ended March 31, 2001 non-recurring general and administrative expenses were $377,000. These expenses were incurred in connection with exploring potential strategic transactions. The entire charge was expensed in this period as no final actions were taken. As a percentage of total revenues, general and administrative expenses, excluding the non recurring charge, decreased to 17% for the three months ended March 31, 2001 from 31% for the three months ended March 31, 2000. Approximately 81% of the increase in general and administrative expenses, excluding the non-recurring charge, in the three-month period ended March 31, 2001 was attributable to hiring additional financial, human resources and internal information technology personnel. The absolute dollar amount of general and administrative expenses may continue to increase as we expand our operations.

AMORTIZATION OF NON-CASH STOCK BASED COMPENSATION

     Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable or Award Plans, over the four-year vesting period of the granted options. Accordingly, our results of operations will include deferred compensation expense at least through 2003. We recognized $293,000 of this expense for the three months ended March 31, 2001 and $1.5 million for the three months ended March 31, 2000.

INTEREST INCOME, NET

     Interest income, net was $1.1 million for the three months ended March 31, 2001 and $986,000 for the three months ended March 31, 2000. Interest income, net for the three months ended March 31, 2001 was attributed to interest earned on the proceeds from the Company's IPO. Interest income will fluctuate depending upon the overall interest rate environment and our cash, cash equivalent balances and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations and funded our capital expenditures through funds raised from our initial public offering completed in January 2000 and the private sale of equity securities, supplemented by loan facilities and equipment leases. Aggregate net proceeds from private equity financings totaled $42.3 million and proceeds from the Company's IPO were $83.3 million, net of offering costs of approximately $2.2 million. As of March 31, 2001 we had $72 million in cash, cash equivalents and short-term investments and $57 million in working capital.

     Net cash used in operating activities was $6.7 million for the three months ended March 31, 2001 and $3.8 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, cash used in operating activities was primarily attributable to a net loss of $7.5 million, adjusted for depreciation and amortization of $681,000, amortization of deferred stock compensation of $293,000 and an increase in accounts payable of $1.3 million offset by an increase in accounts receivable of $1.2 million. For the three months ended March 31, 2000, cash used in operating activities was primarily attributable to net loss from operations of $9.3 million, adjusted for amortization of deferred stock compensation of $1.5 million, and offset by an increase in accounts payable of $1.8 million, an increase in accrued liabilities of $1.7 million and an increase in deferred revenue of $1.4 million.

     Net cash provided by investing activities was $16.3 million for the three months ended March 31, 2001 and net cash used in investing activities was $27.7 million for the three months ended March 31, 2000. For the three months ended March 31, 2001 investing activities consisted primarily of a decrease in short-term investments offset by capital expenditures of $706,000. For the three months ended March 31, 2000 investing activities consisted primarily of an increase in short-term investments and capital expenditures.

     Net cash used in financing activities was $247,000 for the three months ended March 31, 2001 due to payments on notes payable and capital lease obligations of $412,000 and offset by stock options issuances of $165,000. Net cash provided by financing activities was $83.6 million for the three months ended March 31, 2000, primarily due to the net proceeds of $83.3 million from the company's IPO.

     As we execute our strategy, we expect significant increases in our operating expenses, especially in sales and marketing. Presently, we anticipate that our existing capital resources will meet our operating and investing needs for at least the next 12 months. After that time, we cannot be certain that additional funding will be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans, or acquire complimentary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in additional dilution to our stockholders.

                                  RISK FACTORS

     The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the risks and other information contained in the Company's Annual Filing on Form 10-K (File No. 000-28897) and its periodic reports filed pursuant to the Exchange Act in evaluating our business. The market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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

     - expand sales channels through geographic expansion and the development of indirect channels such as relationships with OEM customers and distributors;

     - increase awareness of our brand; and

     - maintain our current, develop new, third-party relationships, including but not limited to third-party implementors.

     The Company may not be able to successfully address these risks or difficulties and our business strategy may not be successful. If we fail to address these risks or difficulties adequately, our business will likely suffer.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND EXPECT THIS TO CONTINUE FOR THE CURRENT FISCAL YEAR.

     Our business is new; we have offered products for a relatively short period of time; and our base of customers and prospective customers is still relatively small. We have spent significant funds to date to develop our current products and to develop our sales and market resources. We have incurred significant operating losses and have not achieved profitability. As of March 31, 2001, we had an accumulated deficit of $82.0 million. We expect to continue to invest in research and development to enhance current products and develop future products. We also plan to continue to grow our sales force and to spend significant funds in marketing to promote our company and our products. We expect to continue to hire additional people in all other areas of our company in order to support our growing business. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses through the current fiscal year.

OUR BUSINESS IS CHANGING RAPIDLY, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO VARY AND OUR STOCK PRICE TO FLUCTUATE.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. We expect to continue to expend significant sums in all areas of our business, particularly in our sales and marketing operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. As a result, we expect our quarterly operating results to fluctuate. Moreover, because we primarily use the percentage-of-completion method of contract accounting with respect to recognition of implementation fees and a significant portion of our license fees, if our professional service organization is unable to implement our applications for use by customers within our anticipated time frames, our recognition of revenue for those customers could be deferred, which could cause our quarterly revenue to fluctuate. Our financial results may, as a consequence of quarterly revenue fluctuations, fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

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

     - our ability to successfully develop alternative sales channels for our products, such as sales through OEM customers or distributors;

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

WE FACE INTENSE COMPETITION, WHICH COULD AFFECT OUR ABILITY TO INCREASE REVENUE, MAINTAIN OUR MARGINS AND INCREASE MARKET SHARE.

     The market for our Internet-based workforce optimization applications is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Companies offering one or more products directly competitive with our products include Ariba, Captura Software, Concur Technologies, IBM, PeopleSoft Corporation and Oracle Corporation. As a result of the large market opportunity for workforce optimization applications, we also expect competition from other established and emerging companies.

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

     To successfully implement our business strategy, we have to provide software applications and related services that meet the demands of our customers and prospective customers as the market and customer requirements evolve. We expect that competitive factors will create a continuing need for us to improve and add to our suite of software applications. Not only will we have to expend significant funds and other resources to continue to improve our existing suite of applications, but we must also properly anticipate, address and respond to customer preferences and demands. As organizations' needs change with respect to their enterprise applications, our existing suite of software applications may become obsolete or inefficient relative to our competitors' offerings and may require modifications or improvements. The addition of new products and services will also require that we continue to improve the technology underlying our applications. These requirements could be significant, and we may fail to fulfill them quickly and efficiently. If we fail to expand the breadth of our applications quickly in response to customer needs or if these offerings fail to achieve market acceptance, the market for our products will not grow or may decline, and our business may suffer significantly.

     Our workforce optimization software products and related services have accounted for all of our revenues to date. We anticipate that revenues from these products and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, our future financial performance will depend, in significant part, upon the successful development, introduction and customer acceptance of enhanced versions of our workforce optimization applications and any new products or services that we may develop or acquire. We cannot assure you that we will be successful in enhancing, upgrading or continuing to effectively market our workforce optimization applications or that any new products or services that we may develop or acquire will achieve market acceptance.

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

     We licensed our first workforce optimization application in March 1998 and have fully implemented our applications for only a limited number of customers to date due to the time required to implement. Moreover, as of March 31, 2001, we had not completed an implementation of our Extensity Purchase Reqs application for any customer. We expect that we will continue to derive a significant portion of our revenues from a relatively small number of customers in the future. Accordingly, the loss of a small number of major customers could materially and adversely affect our business, and the deferral or loss of anticipated orders from a small number of prospective customers could materially and adversely impact our revenues and operating results in any period.

IF WE FAIL TO ACHIEVE POSITIVE MARGINS ON SERVICE REVENUES IN THE FORESEEABLE FUTURE, OUR RESULTS OF OPERATIONS COULD SUFFER.

     Our margins on service revenues to date have been negative. While we anticipate that our margins will be positive in the current year, we cannot guarantee we will achieve profitability. Once we reach profitability we cannot assure you we will continue to maintain profitability. Failure to achieve positive margins on service revenues could cause our business to suffer. For more information related to our costs associated with our service revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

WE HAVE LIMITED EXPERIENCE WITH LARGE-SCALE IMPLEMENTATIONS, WHICH ARE IMPORTANT TO OUR FUTURE SUCCESS.

     We have limited experience in implementing our applications on a large scale. As of March 31, 2001, our largest implementation included approximately 13,400 employee users. We believe that the ability of large customers to roll-out our products across large numbers of users is critical to our future success. If our customers cannot successfully deploy our applications on a large scale, or if they determine for any reason that our products cannot accommodate large-scale deployment, our business could be harmed.

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

     One component of our business strategy includes establishing an integrated point of access, or gateway, between the network of customer employees that utilize our workforce optimization solution and third-party content, commerce and service providers who consider this employee base to be potentially valuable business customers. We cannot assure you that we will be successful in developing this gateway. Moreover, we cannot assure you that our customers will consider a content and commerce gateway to be a valuable feature of our workforce optimization applications, or that third-party providers will choose to access our network of customer employees to generate e-commerce. If a market for such a gateway develops and we are unable to establish a compelling product offering within this market our business could be seriously harmed.

OUR EXPECTATIONS OF FUTURE GROWTH DEPEND ON OUR ABILITY TO EXPAND
INTERNATIONALLY, AND FACTORS SPECIFIC TO OUR INTERNATIONAL EXPANSION MAY PREVENT US FROM ACHIEVING OUR ANTICIPATED GROWTH.

     We intend to expand our international operations to achieve our anticipated growth, but we may face significant challenges to our international expansion. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve broad acceptance in international markets, our products must be localized to handle a variety of factors specific to each international market, such as tax laws and local regulations. The incorporation of these factors into our products is a complex process and often requires assistance from third parties. We have limited experience in localizing our products and we may not adequately address all of the factors necessary to achieve broad acceptance in our target international markets. Further, to achieve broad usage by employees across international organizations, our products must be localized to handle native languages and cultures in each international market. Localizing our products is also a complex process and we intend to work with third parties to develop localized products. To date, we have localized our product for the markets where English language is the native language. We have not completed a localization in a non-English market. We cannot assure you that our localization efforts will be successful.

     We have only a limited history of marketing, selling and supporting our products and services internationally. In 1999, we opened a regional office in the United Kingdom and established a relationship with an international reseller. In 2000, we expanded our European Operations through opening a second office in Frankfurt, Germany. In the February of 2001, we opened a sales office in Sydney, Australia. As of March 31, 2001, we had a total of 36 employees in our international operations. For the three months ended March 31, 2001, we derived 39 % of our revenues from our International Operations. To expand internationally we must hire and train experienced international personnel as well as recruit and retain qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited. We also face other risks inherent in conducting business internationally, such as:

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

WE ARE GROWING RAPIDLY, AND OUR FAILURE TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

     We have experienced and are currently experiencing a period of significant growth. Our full-time employees increased from 83 at December 31, 1998 to 175 at December 31, 1999 to 289 at December 31, 2000 to 303 at March 31, 2001. Our revenues have grown 265% between fiscal 1999 and 2000. This growth has placed a significant strain on our resources. We expect that any future growth would cause similar or increased strains on our resources. As part of this growth, we will have to continually enhance our operational and financial systems, procedures and controls; expand, train and manage our employee base; and maintain close coordination among our technical, accounting, finance, marketing and sales staffs. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be adversely affected.

     Several members of our senior management joined us in 1999, including David Yarnold, our Senior Vice President of North American Sales and Mark Oney, our Senior Vice President of Engineering. Additionally, in 2000, Jennifer Burt joined us as Vice President of Human Resources and Don Smith joined us as Vice President of Customer Support and Hosted Operations. Although all but two of our executive staff have been employed for more than one year, we cannot assure you that our management team will be able to continue to work together effectively or to manage our growth successfully. We believe that the successful integration of our management team is critical to our ability to manage our operations effectively and support our anticipated future growth.

WE MAY BE UNABLE TO ATTRACT AND RETAIN HIGHLY SKILLED EMPLOYEES THAT ARE NECESSARY FOR THE SUCCESS OF OUR GROWTH PLAN.

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

OUR SALES CYCLES ARE LONG AND UNPREDICTABLE, WHICH MAKES PERIOD-TO-PERIOD REVENUES DIFFICULT TO PREDICT.

     Because the market for our workforce optimization software products and related services is new, we experience long and unpredictable sales cycles. The sales cycle for our workforce optimization applications typically ranges from two to nine months. In the early stages of this market, our customers have frequently viewed the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. This decision process has sometimes resulted in customers taking a long period of time to assess alternative solutions by our competitors or deferring a purchase decision until the market evolves. Sales cycles continue to be long and the timing of purchase decisions by individual customers remain at times uncertain. We must continue to educate potential customers on the use and benefits of our products and services, as well as the integration of our products and services with additional software applications utilized by the individual customers. Because the sales cycle is long and the time of individual orders is uncertain, our period-to-period revenues are difficult to predict.

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

WE MAY BECOME INCREASINGLY DEPENDANT ON THIRD-PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS AND, IF SO, IMPAIRED RELATIONS WITH THESE THIRD PARTIES, ERRORS IN THIRD-PARTY SOFTWARE OR INABILITY TO ENHANCE THE SOFTWARE OVER TIME COULD HARM OUR BUSINESS.

     We incorporate third-party software into our products. Currently, the third-party software we use includes application server software that we license from BEA Systems, off-line database software from Pointbase, off-line client server software from PUMATECH and synchronization software from AETHER Systems. We may incorporate additional third-party software into our products as we expand our product line and broaden the content and services accessible through our gateway. The operation of our products would be impaired if errors occur in the third-party software that we license. It may be more difficult for us to correct any errors in third-party software because the software is not within our control. Accordingly, our business would be adversely affected in the event of any errors in this software. Furthermore, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software.

OUR SUCCESS DEPENDS IN PART UPON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO DO SO ADEQUATELY.

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

OUR BUSINESS MAY FACE ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, WHICH WOULD CAUSE OUR BUSINESS TO SUFFER.

     In addition to the risks specifically identified in this Risk Factors section or elsewhere in this Quarterly Report, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which ultimately may impair our business, results of operations and financial condition.

                         RISKS RELATED TO OUR INDUSTRY

OUR SUCCESS WILL DEPEND UPON THE GROWTH AND ACCEPTANCE OF THE MARKET WE ADDRESS AND OUR ABILITY TO MEET THE NEEDS OF THE EMERGING MARKET FOR SOLUTIONS.

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

MARKET PRICES OF INTERNET AND TECHNOLOGY COMPANIES HAVE BEEN HIGHLY VOLATILE, AND THE MARKET FOR OUR STOCK MAY CONTINUE TO BE VOLATILE AS WELL.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

     We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2001.

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

     To date we have used $56 million to fund working capital. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds, certificates of deposit, and auction rate preferred stock. The use of these proceeds does not represent a material change in the use of proceeds described in the prospectus.

     Upon completion of the Offering, the Company's preferred stock was converted into 14,594,549 shares of common stock. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K:

     None

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2001                            EXTENSITY, INC.

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