Form 10-Q
period 2001-06-30
EXTENSITY INC
filed 2001-08-14
CIK 1096473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       or

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

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2001 was 24,553,636

                                      INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)                1
        Condensed Consolidated Balance Sheets                                  1
        Condensed Consolidated Statements of Operations                        2
        Condensed Consolidated Statements of Cash Flows                        3
        Notes to the Condensed Consolidated Financial Statements               4

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk            21

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     21

ITEM 2. Changes in Securities and Use of Proceeds                             21

ITEM 3. Defaults Upon Senior Securities                                       22

ITEM 4. Submission of Matters to a Vote of Security Holders                   22

ITEM 5. Other Information                                                     22

ITEM 6. Exhibits and Reports on Form 8-K                                      22

SIGNATURES                                                                    23

                          PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

                                 EXTENSITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                       June 30,    December 31,
                                                         2001          2000
                                                       ---------    ---------
Current assets:
  Cash and cash equivalents                            $  37,945    $  40,695
  Short-term investments                                  21,924       38,925
  Restricted short-term investments                        1,397        1,436
  Accounts receivable, net                                 5,483        8,527
  Prepaids and other current assets                        3,557        3,443
                                                       ---------    ---------
       Total current assets                               70,306       93,026
Property and equipment, net                                6,581        6,279
Other assets                                                 619          457
                                                       ---------    ---------
       Total assets                                    $  77,506    $  99,762
                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   6,139    $   6,434
  Accrued liabilities                                      3,930        5,125
  Deferred revenue                                         8,929       16,041
  Notes payable and capital lease obligations                687        1,269
                                                       ---------    ---------
       Total current liabilities                          19,685       28,869
  Capital lease obligations and other                        427          647
                                                       ---------    ---------
       Total liabilities                                  20,112       29,516
                                                       ---------    ---------

Stockholders' equity:
  Common stock                                                24           24
  Additional paid-in capital                             147,531      147,475
  Deferred stock compensation                             (1,358)      (2,679)
  Notes receivable from stockholders                        (380)        (380)
  Cumulative translation adjustment                          298          295
  Accumulated deficit                                    (88,721)     (74,489)
                                                       ---------    ---------
       Total stockholders' equity                         57,394       70,246
                                                       ---------    ---------
       Total liabilities and stockholders' equity      $  77,506    $  99,762
                                                       =========    =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 EXTENSITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                 2001        2000        2001        2000
                                                               --------    --------    --------    --------
Revenues:
  License                                                      $  5,651    $  3,034    $ 11,673    $  5,259
  Service and maintenance                                         3,480       2,299       7,260       3,797
                                                               --------    --------    --------    --------
       Total revenues                                             9,131       5,333      18,933       9,056
                                                               --------    --------    --------    --------
Cost of revenues:(*)
  License                                                           263         131         708         215
  Service and maintenance                                         3,444       3,781       7,518       6,870
                                                               --------    --------    --------    --------
       Total cost of revenues                                     3,707       3,912       8,226       7,085
                                                               --------    --------    --------    --------

Gross profit                                                      5,424       1,421      10,707       1,971
                                                               --------    --------    --------    --------
Operating expenses:(*)
  Sales and marketing                                             7,043       6,812      14,957      12,945
  Research and development                                        3,945       3,412       7,737       6,548
  General and administrative                                      1,856       1,487       4,005       3,091
                                                               --------    --------    --------    --------
       Total operating expenses                                  12,844      11,711      26,699      22,584
                                                               --------    --------    --------    --------

Loss from operations                                             (7,420)    (10,290)    (15,992)    (20,613)

Interest income, net                                                687       1,425       1,760       2,411
                                                               --------    --------    --------    --------

Net loss                                                       $ (6,733)   $ (8,865)   $(14,232)   $(18,202)
                                                               ========    ========    ========    ========

Basic and diluted net loss per share                           $  (0.28)   $  (0.39)   $  (0.60)   $  (0.93)
Shares used in computing
  basic and diluted net loss per share                           23,735      22,472      23,562      19,540

(*) Amounts include non-cash based compensation as follows:

Cost of revenues:
  Service and maintenance                                      $      9    $    185    $     59    $    424
Operating expenses:
  Sales and marketing                                                18         393         112         901
  Research and development                                           11         243          68         557
  General and administrative                                         17         336         109         769
                                                               --------    --------    --------    --------
                                                               $     55    $  1,157    $    348    $  2,651
                                                               ========    ========    ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 EXTENSITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        2001          2000
                                                                      --------      --------
Cash flows from operating activities:
  Net loss                                                            $(14,232)     $(18,202)
  Adjustments to reconcile net loss to cash
   used in operating activities:
    Depreciation and amortization                                        1,402           731
    Amortization of deferred stock compensation and other                  433         2,651
    Amortization of debt discount and lease line issuance costs             35            50

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                             3,044        (2,335)
  Increase in prepaids and other current assets                           (114)       (1,357)
  Increase in other non current assets                                    (162)           --
  Increase (decrease) in accounts payable                                 (295)        2,131
  Increase (decrease) in accrued liabilities                            (1,195)        2,313
  Increase (decrease) in deferred revenue                               (7,112)        2,954
  Increase in other current liabilitiies                                    --            65
                                                                      --------      --------
       Cash used in operating activities                               (18,196)      (10,999)
                                                                      --------      --------
Cash flows from investing activities:
  Purchases of short-term investments                                  (20,207)      (54,839)
  Sales of short-term investments                                       37,208        17,864
  Capital expenditures                                                  (1,704)       (2,047)
  (Increase) decrease in restricted cash                                    39          (929)
                                                                      --------      --------
       Cash provided by (used in) investing activities                  15,336       (39,951)
                                                                      --------      --------
Cash flows from financing activities:
  Payments on notes payable                                               (614)         (605)
  Payments on capital lease obligations                                   (225)         (224)
  Proceeds from employee stock plans                                       944           675
  Net proceeds from issuance of common stock through IPO                    --        83,348
                                                                      --------      --------
       Cash provided by financing activities                               105        83,194
                                                                      --------      --------

Effect of exchange rate on cash and cash equivalents                         5            10
Increase (decrease) in cash and cash equivalents                        (2,750)       32,254
Cash and cash equivalents, beginning of period                          40,695        10,416
                                                                      --------      --------
       Cash and cash equivalents, end of period                       $ 37,945      $ 42,670
                                                                      ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 EXTENSITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial results for the periods shown. The balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all necessary disclosures required by generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 10-K (File No. 000-28897), filed with the Securities and Exchange Commission (the "SEC") on March 30, 2001.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Extensity Europe Limited, which commenced operations in September 1999, and Extensity Australia PTY Limited, which commenced operations in February of 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                  --------------------    --------------------
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
Numerator:
  Net loss                                        $ (6,733)   $ (8,865)   $(14,232)   $(18,202)
Denominator:
  Weighted average shares                           24,422      23,629      24,309      20,735
  Weighted average unvested common shares             (687)     (1,157)       (747)     (1,195)
                                                  --------    --------    --------    --------
       Total weighted average shares                23,735      22,472      23,562      19,540
                                                  --------    --------    --------    --------
Basic and diluted net loss per share              $  (0.28)   $  (0.39)   $  (0.60)   $  (0.93)
                                                  ========    ========    ========    ========

Diluted net loss per share does not include the effect of the following potential common shares at June 30, 2001 and 2000 (in thousands):

                                                                      June 30
                                                                   -------------
                                                                    2001    2000
                                                                   -----   -----
Shares issuable under stock options                                3,737   3,575
Shares of unvested stock subject to repurchase                       388   1,058
Shares issuable pursuant to warrants to purchase common stock         20     160
                                                                   -----   -----
                                                                   4,145   4,793
                                                                   =====   =====

The weighted-average exercise price of stock options outstanding was $5.75 and $4.88 as of June 30, 2001 and 2000, respectively. The weighted average repurchase price of unvested stock was $1.64 and $1.91 as of June 30, 2001 and 2000, respectively. The weighted average exercise price of warrants was $14.50 and $3.30 as of June 30, 2001 and 2000, respectively.

3. Significant Customers

For the three months ended June 30, 2001, sales to three customers accounted for 21%, 13% and 12% of total revenues. For the three months ended June 30, 2000, sales to two customers accounted for 17% and 14% of total revenues. For the six months ended June 30, 2001, sales to one customer accounted for 12% of total revenues. For the six months ended June 30, 2000, sales to one customer accounted for 17% of total revenues.

4. Stock Option Exchange

Pursuant to a Tender Offer Statement filed with the SEC on May 4, 2001, employees surrendered for cancellation 1,744,400 options to purchase shares of the Company's common stock at exercise prices ranging from $5.44 to $38.81. In exchange, the Company on June 5, 2001 granted short-term options to purchase 174,440 shares of the Company's common stock at an exercise price of $8.82 covering ten percent (10%) of the number of shares that were cancelled. The short-term Options will become 100% vested six months after the date of grant and will expire if not exercised before March 5, 2002 or earlier if employment is terminated.

On a date between December 6, 2001 and December 12, 2001, subject to continued employment, the Company will grant a new option ("New Option") equal to ninety percent (90%) of the number of shares that were cancelled. The exercise price of the New Option will be equal to the closing price of the Company's Common Stock on the date of grant.

The grant of short-term options will result in compensation charges over the nine-month life of the options as prescribed under the provisions of FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The compensation expense associated with such options amounted to approximately $37,000 during the quarter ended June 30, 2001.

5. Comprehensive Loss

The components of comprehensive loss are as follows:

                                              Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                               -----------------    ------------------
                                                2001       2000       2001       2000
                                               ------     ------    -------    -------
Net Loss                                      $(6,733)    $(8,865)  $(14,232)  $(18,202)
Foreign currency translation adjustment             3          16          3         19
                                              -------     -------   --------   --------
Total comprehensive loss                       (6,730)     (8,849)   (14,229)   (18,183)
                                              =======     =======   ========   ========

6. Recent Accounting Pronouncements

In July of 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We do not expect the adoption of these accounting standards to result in a significant impact on our financial position or results of operations for any historic transactions.

7. Subsequent Event

In July of 2001, the Company took steps to reduce expenses which included reducing full-time equivalent employees at the Company by approximately 23% through mandatory staff reductions. The Company is also evaluating a reduction in its lease commitments for office space, as well as write downs of certain assets. The Company expects to incur a related pretax charge in the range of $3
- $5 million in the third quarter of 2001.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS, OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Summary of Condensed Consolidated Financial Statements, our condensed consolidated financial statements and related notes included in this report, and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Form 10-K (File No. 000-28897).

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

     Our software products typically require significant customization, installation and other services. Prior to the release in July 1999 of Version
4.0 of our application suite, it was difficult to generate dependable estimates of the costs necessary to complete product implementations. Therefore, we accounted for our software licenses and implementation revenues using the completed contract method of contract accounting as required under the provisions of SOP 97-2, "Software Revenue Recognition," and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

     Following the release of Version 4.0 in July 1999, we were able to generate dependable estimates of the costs necessary to complete product implementations. Consequently, we accounted for our software licenses and implementation revenues using the percentage-of-completion method of contract accounting. In the intervening year, we released several new versions of our software culminating in our most recent release of version 5.6 which further simplified the implementation process. We have also formed relationships with several implementation partners who have performed a significant number of implementations over the last year. As a result, implementations of our software have been further streamlined and are no longer deemed essential to the functionality of the software. Further, an increasing trend of software sales without accompanying services have allowed us to further develop vendor specific objective evidence for the fair value of our software licenses. Therefore, in the third quarter of 2001, we will recognize license revenue on shipment and recognize implementation revenue as services are performed.

     We defer amounts billed for maintenance and recognize such amounts ratably over the maintenance period.

     In the second quarter of 2001, JD Edwards, a reseller of Extensity's products, and the Company jointly decided to change their relationship from a reseller to a referral arrangement. This event resulted in the Company accelerating recognition of revenue of approximately $1.1 million in prepaid royalties that would have been recognized in the third and fourth quarters of 2001.

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

     We promote and sell our software products through our direct sales force and through indirect channels, including Elite Information Group and Item4you.com, a joint venture between Terra Network and Meta4. We also have marketing referral arrangements in place with Cisco Systems, JD Edwards, IBM, Commerce One, WebEx, Digital Think, EventSource, Visa, GetThere.com, Pro Act Technologies and Elcom.

     In February of 2001, we opened a sales office in Sydney, Australia. However, in July of 2001, after close evaluation of our business model and the current economic climate, we decided to close the Sydney office. We have continued to support our European operations in advance of anticipated revenues, though we have also significantly reduced costs in this geography. We do, however, expect our costs for establishing international sales to exceed related revenues as we invest in international operations. For the six months ended June 30, 2001, revenues derived from our international sales represented 12.2% of the total revenues.

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

                SUMMARY OF CONDENSED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                    ---------------------       ---------------------
                                                     2001          2000          2001          2000
                                                    -------       -------       -------       -------
Revenues:
  License                                           $ 5,651       $ 3,034       $11,673       $ 5,259
  Service and maintenance                             3,480         2,299         7,260         3,797
                                                    -------       -------       -------       -------
       Total revenues                               $ 9,131       $ 5,333       $18,933       $ 9,056
                                                    =======       =======       =======       =======
Cost of revenues:(*)
  License                                           $   263       $   131       $   708       $   215
  Service and maintenance                             3,435         3,596         7,459         6,446
                                                    -------       -------       -------       -------
       Total cost of revenues                       $ 3,698       $ 3,727       $ 8,167       $ 6,661
                                                    =======       =======       =======       =======
Operating expenses:(*)
  Sales and marketing                               $ 7,025       $ 6,419       $14,845       $12,044
  Research and development                            3,934         3,169         7,669         5,991
  General and administrative                          1,839         1,151         3,519         2,322
  Non-recurring general and administrative               --            --           377            --

(*)  Amounts exclude the  amortization  of non-cash stock based  compensation as follows:
Cost of revenues:
  Service and maintenance                           $     9       $   185       $    59       $   424
Operating expenses:
  Sales and marketing                                    18           393           112           901
  Research and development                               11           243            68           557
  General and administrative                             17           336           109           769
                                                    -------       -------       -------       -------
                                                    $    55       $ 1,157       $   348       $ 2,651
                                                    =======       =======       =======       =======

REVENUES

Total revenues increased to $9.1 million for the three months ended June 30, 2001 from $5.3 million for the three months ended June 30, 2000, an increase of 71%. Total revenues increased to $18.9 million for the six months ended June 30, 2001 from $9.0 million for the six months ended June 30, 2000, an increase of 109%. For the three months ended June 30, 2001, sales to three customers accounted for 21%, 13% and 12% of total revenues. For the three months ended June 30, 2000, sales to two customers accounted for 17% and 14% of total revenues. For the six months ended June 30, 2001, sales to one customer accounted for 12% of total revenues. For the six months ended June 30, 2000, sales to one customer accounted for 17% of total revenues.

     License Revenues. Our license revenues increased to $5.7 million for the three months ended June 30, 2001 from $3.0 million for the three months ended June 30, 2000, an increase of 86%. Our license revenues increased to $11.7 million for the six months ended June 30, 2001 from $5.3 million for the six months ended June 30, 2000, an increase of 122%. In the three months ended June 30, 2001, $1.9 million of license revenues were recognized through the Company's relationship with a reseller. The Company and the reseller jointly decided to change their relationship from a reseller to a referral arrangement. The increase in the six months ended June 30, 2001, was attributable to our growing customer base and an increase in the revenue attributable to our indirect sales channels and to a lesser extent, an increase in the average size of the sales contracts entered into by our customers.

     Service and Maintenance Revenues. Our service and maintenance revenues increased to $3.5 million for the three months ended June 30, 2001 from $2.3 million for the three months ended June 30, 2000, an increase of 51%. Our service and maintenance revenues increased to $7.3 million for the six months ended June 30, 2001 from $3.8 for the six months ended June 30, 2000, an increase of 91%. This increase was attributable to our growing customer base, an increase in professional services revenues recognized on a time and materials basis, an increase in revenues recognized from work performed on partner integration, and to a lesser extent, an increase in the average size of the sales contracts that customers have signed.

COST OF REVENUES

     Total cost of revenues was $3.7 million for the three months ended June 30, 2001 and June 30, 2000. Total cost of revenues increased to $8.2 million for the six months ended June 30, 2001 from $6.7 million for the six months ended June 30, 2000, an increase of 23%.

     Cost of License Revenues. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation and shipping. This cost increased to $263,000 for the three months ended June 30, 2001 from $131,000 for the three months ended June 30, 2000, due primarily to increased sales activity. The cost increased to $708,000 for the six months ended June 30, 2001 from $215,000 for the six months ended June 30, 2001 due primarily to increased sales activity. As a percentage of license revenues, cost of license revenues increased to 5% for the three months ended June 30, 2001 from 4% for the three months ended June 30, 2000. As a percentage of license revenues, cost of license revenues increase to 6% for the six months ended June 30, 2001 from 4% for the six months ended June 30, 2000. Cost of revenues as a percentage of license revenue may increase over the current level in the future as we incorporate additional third-party products into our offerings.

     Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. This cost decreased to $3.4 million for the three months ended June 30, 2001 from $3.6 million for the three months ended June 30, 2000, a decrease of 4%. This cost increased to $7.5 million for the six months ended June 30, 2001 from $6.4 million for the six months ended June 30, 2001, an increase of 16%. As a percentage of service revenues, cost of service revenues decreased to 99% for the three months ended June 30, 2001 from 156% for the three months ended June 30, 2000. As a percentage of service revenues, cost of service revenues decreased to 103% for the six months ended June 30, 2001 from 170% for the six months ended June 30, 2000. Approximately 56% of the increase for the six months ended June 30, 2001 in the cost of service revenues was due to our hiring of additional service and maintenance personnel. These additional costs were necessary to support our expanding customer base. Total costs of service and maintenance revenues for the three months ended June 30, 2001 were approximately equal to total service revenues for the same period. Total costs exceeded our service and maintenance revenues for the six months period ended June 30, 2001 as we have built our consulting and customer support groups in advance of growing contract volume. We are seeking to further reduce our cost of service revenues as a percentage of total revenue and are also seeking to engage third parties to provide a substantial portion of services related to our applications.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including commissions and marketing program costs. Sales and marketing expenses increased to $7.0 million for the three months ended June 30, 2001 from $6.4 million for the three months ended June 30, 2000, an increase of 9%. Sales and marketing expenses increased to $14.8 million for the six months ended June 30, 2001 from $12.0 million for the six months ended June 30, 2000, an increase of 23%. As a percentage of total revenues, sales and marketing expenses decreased to 77% for the three months ended June 30, 2001 from 120% for the three months ended June 30, 2000. As a percentage of total revenues, sales and marketing expenses decreased to 78% for the six months ended June 30, 2001 from 133% for the six months ended June 30, 2000. The increase in sales and marketing expenses for both periods was attributable to increased compensation, commissions and other related costs associated with hiring additional sales representatives, management and marketing personnel. We expect sales and marketing expenses to decrease in the near term. Sales and marketing expenses may increase in the long term as we expand our domestic and international sales force and increase our marketing efforts to capitalize on the growth of our market.

     Research and Development. Research and development expenses consist primarily of compensation and related personnel costs, and fees associated with contractors. Research and development expenses increased to $3.9 million for the three months ended June 30, 2001 from $3.2 million for the three months ended June 30, 2000, an increase of 24%. Research and development costs increased to $7.7 million for the six months ended June 30, 2001 from $6.0 million for the six months ended June 30, 2000, an increase of 28%. As a percentage of total revenues, research and development expenses decreased to 43% for the three months ended June 30, 2001 from 59% for the three months ended June 30, 2000. As a percentage of total revenues, research and development expenses decreased to 41% for the six months ended June 30, 2001 from 66% for the six months ended June 30, 2000. Approximately 60% of the cost increase for the three months ended June 30, 2001 and six months ended June 30, 2001 was attributable to the addition of personnel and costs related to contractors, and approximately 40% of the increase was attributable to expenses associated with localizing our products. These increases resulted from our continuing efforts to add enhancements to our existing software applications and to develop software applications that incorporate new functionality into our integrated suite. We expect research and development expenses to decrease in the near term. Research and development expenses may increase in the long term as we make additional investments in our technology and products.

     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses increased to $1.8 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000, an increase of 60%. General and administrative expenses, excluding the non-recurring charge, increased to $3.5 million for the six months ended June 30, 2001 from $2.3 million for the six months ended June 30, 2000, an increase of 52%. For the six months ended June 30, 2001 non-recurring general and administrative expenses were $377,000. These expenses were incurred in connection with exploring potential merger and acquisition transactions. The entire charge was expensed in the three months ended March 31, 2001 as these discussions were terminated. As a percentage of total revenues, general and administrative expenses decreased to 20% for the three months ended June 30, 2001 from 22% for the three months ended June 30, 2000. As a percentage of total revenues, general and administrative expenses, excluding the non-recurring charge, decreased to 19% for the six months ended June 30, 2001 from 26% for the six months ended June 30, 2001. Approximately 40% of the increase in general and administrative expenses in the three-month period ended June 30, 2001 and the six month period ended June 30, 2001 was attributable to hiring additional financial, human resources and internal information technology personnel. We expect general and administrative expenses to decrease in the near term. General and administrative expenses may increase in the long term as we expand our operations.

AMORTIZATION OF NON-CASH STOCK BASED COMPENSATION

     Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable or Award Plans, over the four-year vesting period of the granted options. Accordingly, our results of operations will include deferred compensation expense at least through 2003. We recognized $55,000 of this expense for the three months ended June 30, 2001 and $1.2 million for the three months ended June 30, 2000. We recognized $348,000 for the six months ended June 30, 2001 and $2.7 million for the six months ended June 30, 2000.

INTEREST INCOME, NET

     Interest income, net was $687,000 for the three months ended June 30, 2001 and $1.4 million for the three months ended June 30, 2000. Interest income, net was $1.8 million for the six months ended June 30, 2001 and $2.4 million for the six months ended June 30, 2000. Interest income is attributed to interest earned on the proceeds from the Company's IPO. Interest income will fluctuate depending upon the overall interest rate environment and our cash, cash equivalent balances and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations and funded our capital expenditures through funds raised from our initial public offering completed in January 2000 and the private sale of equity securities, supplemented by loan facilities and equipment leases. Aggregate net proceeds from private equity financings totaled $42.3 million and proceeds from the Company's IPO were $83.3 million, net of offering costs of approximately $2.2 million. As of June 30, 2001 we had $59.9 million in cash, cash equivalents and short-term investments and $50.6 million in working capital.

     Net cash used in operating activities was $18.2 million for the six months ended June 30, 2001 and $11.0 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, cash used in operating activities was primarily attributable to a net loss of $14.2 million, adjusted for depreciation and amortization of $1.4 million and amortization of deferred stock compensation and other of $433,000, a decrease in deferred revenue of $7.1 million and a decrease in accrued liabilities of $1.2 million offset by a decrease in accounts receivable of $3.0 million. For the six months ended June 30, 2000, cash used in operating activities was primarily attributed to a net loss of $18.2 million, adjusted for the amortization of deferred stock compensation of $2.7 million and offset by an increase in accounts payable of $2.1 million, an increase in accrued liabilities of $2.3 million and an increase in deferred revenue of $3.0 million

     Net cash provided by investing activities was $15.3 million for the six months ended June 30, 2001 and net cash used in investing activities was $40.0 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, investing activities consisted primarily of a decrease in short-term investments of $17.0 million offset by capital expenditures of $1.7 million. For the six months ended June 30, 2000, investing activities consisted primarily of an increase in short-term investments and capital expenditures.

     Net cash provided by financing activities was $105,000 for the six months ended June 30, 2001 due to payments on notes payable and capital lease obligations of $839,000, offset by proceeds from employee stock plans of $944,000. Net cash provided by financing activities was $83.2 million for the six months ended June 30, 2000, primarily due to the net proceeds of $83.3 million from the Company's IPO.

     Presently, we anticipate that our existing capital resources will meet our operating and investing needs for at least the next 12 months. After that time, we cannot be certain that additional funding will be available on acceptable terms or at all. While we do not presently anticipate a need for additional capital, if we do require additional capital resources to grow our business, execute our operating plans, or acquire complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in additional dilution to our stockholders.

                                  RISK FACTORS

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the risks and other information contained in the Company's annual filing on Form 10-K (File No.000-28897) and its periodic reports filed pursuant to the Exchange Act in evaluating our business. The market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

                          RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKE OUR BUSINESS PROSPECTS DIFFICULT TO EVALUATE.

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

     -    increase awareness of our brand; and

     - maintain our current and develop new third-party relationships, including but not limited to third-party implementers.

     The Company may not be able to successfully address these risks or difficulties and our business strategy may not be successful. If we fail to address these risks or difficulties adequately, our business will likely suffer.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND EXPECT THIS TO CONTINUE FOR THE CURRENT FISCAL YEAR.

     Our business is new; we have offered products for a relatively short period of time; and our base of customers and prospective customers is still relatively small. We have spent significant funds to date to develop our current products and to develop our sales and market resources. We have incurred significant operating losses and have not achieved profitability. As of June 30, 2001, we had an accumulated deficit of $88.7 million. We expect to continue to invest in research and development to enhance current products and develop future products. We also plan to continue to grow our sales force and to spend funds in marketing to promote our company and our products. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses through the current fiscal year.

OUR BUSINESS IS CHANGING RAPIDLY, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO VARY AND OUR STOCK PRICE TO FLUCTUATE.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. We expect to continue to expend significant sums in all areas of our business, particularly in our sales and marketing operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. As a result, we expect our quarterly operating results to fluctuate. Moreover, because we use the percentage-of-completion method of contract accounting on all new contracts with a service component, if our professional service organization is unable to implement our applications for use by customers within our anticipated time frames, our recognition of revenue for those customers could be deferred, which could cause our quarterly revenue to fluctuate. Our financial results may, as a consequence of quarterly revenue fluctuations, fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

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

     - our ability to successfully develop alternative sales channels for our products, such as sales through OEM customers or distributors,

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

     We licensed our first workforce optimization application in March 1998 and have fully implemented our applications for only a limited number of customers to date due to the time required to implement. Moreover, as of June 30, 2001, we had not completed an implementation of our Extensity Purchase Reqs application for any customer. We expect that we will continue to derive a significant portion of our revenues from a relatively small number of customers in the future. Accordingly, the loss of a small number of major customers could materially and adversely affect our business, and the deferral or loss of anticipated orders from a small number of prospective customers could materially and adversely impact our revenues and operating results in any period.

IF WE FAIL TO MAINTAIN POSITIVE MARGINS ON SERVICE REVENUES IN THE FORESEEABLE FUTURE, OUR RESULTS OF OPERATIONS COULD SUFFER.

     For the three months ended June 30, 2001, our service margins were positive. While we anticipate that our margins will continue to be positive in the current year, we cannot guarantee that they will remain positive. Failure to achieve positive margins on service revenues could cause our business to suffer. For more information related to our costs associated with our service revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE LIMITED EXPERIENCE WITH LARGE-SCALE IMPLEMENTATIONS, WHICH ARE IMPORTANT TO OUR FUTURE SUCCESS.

     We have limited experience in implementing our applications on a large scale. As of June 30, 2001, our largest implementation included approximately 13,400 employee users. We believe that the ability of large customers to roll-out our products across large numbers of users is critical to our future success. If our customers cannot successfully deploy our applications on a large scale, or if they determine for any reason that our products cannot accommodate large-scale deployments, our business could be harmed.

IF WE FAIL TO EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES THAT CAN PROVIDE IMPLEMENTATION AND CONSULTING SERVICES TO OUR CUSTOMERS, WE MAY BE UNABLE TO GROW OUR REVENUES AND OUR BUSINESS COULD BE HARMED.

     In order for us to focus more effectively on our core business of developing and licensing software solutions, we must continue to establish relationships with third parties that can provide implementation and consulting services to our customers. Third-party implementation and consulting firms can also be influential in the choice of workforce optimization applications by new customers. To date, we have established relationships with a few third-party implementation and consulting firms. In general, however, if we are unable to establish and maintain effective, long-term relationships with implementation and consulting providers, or if these providers do not meet the needs or expectations of our customers, we may be unable to grow our revenues and our business could be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to attain sufficient focus and resources from the third-party providers to meet all of our customers' needs, even if we establish relationships with these third parties. If sufficient resources are unavailable, we will be required to provide these services internally, which could limit our ability to expand our base of customers. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. Even if we are successful in developing additional relationships with third-party implementation and consulting providers, we will be subject to significant risk, as we cannot control the level and quality of service provided by third-party implementation and consulting partners.

CUSTOMER SATISFACTION AND DEMAND FOR OUR PRODUCTS WILL DEPEND ON OUR ABILITY TO EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION.

     We believe that growth in our product sales depends on our ability to provide our customers with professional services to assist with support, training, consulting and initial implementation and deployment of our products and to educate third-party systems integrators in the use of our products. As a result, we may need to increase the number of professional services personnel to meet these needs. New professional services personnel will require training and take time to reach full productivity. We may not be able to attract or retain a sufficient number of highly qualified professional services personnel. Competition for qualified professional services personnel is intense due to the limited number of people who have the requisite knowledge and skills. To meet our customers' needs for professional services, we may also need to use more costly third-party consultants to supplement our own professional services group. In addition, we could experience delays in recognizing revenue if our professional services group fails to complete implementations in a timely manner.

OUR   EXPECTATIONS   OF  FUTURE   GROWTH   DEPEND  ON  OUR   ABILITY  TO  EXPAND
INTERNATIONALLY, AND FACTORS SPECIFIC TO OUR INTERNATIONAL EXPANSION MAY PREVENT US FROM ACHIEVING OUR ANTICIPATED GROWTH.

     Over time, we intend to expand our international operations to achieve our anticipated growth, but we may face significant challenges to our international expansion. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve broad acceptance in international markets, our products must be localized to handle a variety of factors specific to each international market, such as tax laws and local regulations. The incorporation of these factors into our products is a complex process and often requires assistance from third parties. We have limited experience in localizing our products and we may not adequately address all of the factors necessary to achieve broad acceptance in our target international markets. Further, to achieve broad usage by employees across international organizations, our products must be localized to handle native languages and cultures in each international market. Localizing our products is also a complex process and we intend to work with third parties to develop localized products. To date, we have localized our product for the markets where English language is the native language and completed translations for the German, French, Italian and Spanish languages.

     We have only a limited history of marketing, selling and supporting our products and services internationally. In 1999, we opened a regional office in the United Kingdom and established a relationship with an international reseller. In 2000, we expanded our European Operations through opening a second office in Frankfurt, Germany. As of June 30, 2001, we had a total of 30 employees in our international operations. For the six months ended June 30, 2001, we derived 12% of our revenues from our international operations. To succeed internationally, we must react quickly to the business environment in which we operate overseas. Thus we must effectively monitor the size of our international workforce and make adjustments as necessary. During periods of growth we must hire and train experienced international personnel as well as recruit and retain qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training additional international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited. We also face other risks inherent in conducting business internationally, such as:

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

WE ARE GROWING RAPIDLY, AND OUR FAILURE TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

     We have experienced a period of significant growth. Our full-time employees increased from 83 at December 31, 1998 to 175 at December 31, 1999 to 289 at December 31, 2000 to 297 at June 30, 2001. Our revenues have grown 265% between fiscal 1999 and 2000. We expect that any future growth would cause increased strains on our resources. As part of this growth, we will have to continually enhance our operational and financial systems, procedures and controls; expand, train and manage our employee base; and maintain close coordination among our technical, accounting, finance, marketing and sales staffs. As discussed in the Notes to Consolidated Financial Statements in July of 2001, the Company took steps to reduce expenses which included reducing full time equivalent employees at the Company by approximately 23% through staff reductions. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be adversely affected.

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

MARKET PRICES OF TECHNOLOGY COMPANIES HAVE BEEN HIGHLY VOLATILE, AND THE MARKET FOR OUR STOCK MAY CONTINUE TO BE VOLATILE AS WELL.

     The stock market has experienced significant price and trading volume fluctuations especially this past year, and the market prices of technology companies generally, and Internet-related software companies particularly, have been extremely volatile. Recent initial public offerings by technology companies, including ours, have been accompanied by exceptional share price and trading volume changes. Technology companies that have been publicly traded for a long period of time have also experienced extreme fluctuations in the price of their common stock. Investors may not be able to resell their shares at or above the price they paid for the stock. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against the company. Such litigation could result in substantial costs and diversion of management's attention and resources.

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING ELECTRONIC COMMERCE.

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other websites that protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses and software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our software solutions or make them inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

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

INTEREST RATE RISK

     We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2001.

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

To date we have used $76.7 million to fund working capital. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds, certificates of deposit, and auction rate preferred stock. The use of these proceeds does not represent a material change in the use of proceeds described in the prospectus.

Upon completion of the Offering, the Company's preferred stock was converted into 14,594,549 shares of common stock. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters To a Vote of Security Holders

The Company's annual meeting of stockholders was held on June 1, 2001 (the "Annual Meeting"). The following matters were voted upon at the Annual Meeting:

Proposal I - To elect directors to hold office until the 2002 Annual Meeting of Stockholders and until their successors are elected.

                                          FOR           WITHHELD AUTHORITY
                                       ----------       ------------------
Robert A. Spinner                      18,047,223            757,725
Sharam I. Sasson                       18,734,880             70,068
Christopher D. Brennan                 18,734,884             70,064
John R. Hummer                         18,734,837             70,111
David A. Reed                          18,734,884             70,064
Ted E. Schlein                         18,734,880             70,068
Maynard G. Webb                        18,734,880             70,068

Proposal II - To ratify selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 2001.

               FOR                   AGAINST                 ABSTAIN
            ----------               -------                 -------
            18,778,951                15,992                  10,005

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K:

None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 14, 2001                         EXTENSITY, INC.


                                    By /s/ Kenneth R. Hahn
                                           Chief Financial Officer (Principle
                                           Financial and Accounting Officer)