Form 10-Q
period 2001-09-30
EXTENSITY INC
filed 2001-11-13
CIK 1096473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                       or

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

The number of shares of the Registrant's Common Stock outstanding as of October 31, 2001 was 24,793,461

                                      INDEX


                          PART I. FINANCIAL INFORMATION

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Operations                      4

          Condensed Consolidated Statements of Cash Flows                      5

          Notes to the Condensed Consolidated Financial Statements             6

     ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 10

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk       26

                           PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                26

     ITEM 2. Changes in Securities and Use of Proceeds                        26

     ITEM 3. Defaults Upon Senior Securities                                  25

     ITEM 4. Submission of Matters to a Vote of Security Holders              25

     ITEM 5. Other Information                                                25

     ITEM 6. Exhibits and Reports on Form 8-K                                 26

     SIGNATURES                                                               27

                          PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

                                 EXTENSITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                  September 30,     December 31,
                                                                     2001             2000
                                                                 ------------     ------------

Current assets:
  Cash and cash equivalents                                         $ 18,741         $ 40,695
  Short-term investments                                              30,947           38,925
  Restricted short-term investments                                    1,397            1,436
  Accounts receivable, net                                             6,223            8,527
  Prepaid and other current assets                                     2,700            3,443
                                                                 ------------     ------------
         Total current assets                                         60,008           93,026
Property and equipment, net                                            4,059            6,279
Other assets                                                             595              457
                                                                 ------------     ------------
         Total assets                                               $ 64,662         $ 99,762
                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $ 3,970          $ 6,434
  Accrued liabilities                                                  4,280            5,125
  Deferred revenue                                                     5,959           16,041
  Notes payable and capital lease obligations                            532            1,269
                                                                 ------------     ------------
         Total current liabilities                                    14,741           28,869
Capital lease obligations and other long term liabilities              1,851              647
                                                                 ------------     ------------
         Total liabilities                                            16,592           29,516
                                                                 ------------     ------------

Stockholders' equity:
  Common stock                                                            25               24
  Additional paid-in capital                                         147,009          147,475
  Deferred stock compensation                                           (752)          (2,679)
  Notes receivable from stockholders                                    (380)            (380)
  Accumulated comprehensive income                                       268              295
  Accumulated deficit                                                (98,100)         (74,489)
                                                                 ------------     ------------
         Total stockholders' equity                                   48,070           70,246
                                                                 ------------     ------------
         Total liabilities and stockholders' equity                 $ 64,662         $ 99,762
                                                                 ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EXTENSITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                       -----------------------      -----------------------

                                                                          2001          2000          2001          2000
                                                                        --------      --------      --------      --------

Revenues:
  License                                                               $  4,886      $  4,021      $ 16,559      $  9,280
  Service and maintenance                                                  3,174         3,005        10,434         6,802
  Hosted                                                                      48          --              48          --
                                                                        --------      --------      --------      --------
         Total revenues                                                    8,108         7,026        27,041        16,082
                                                                        --------      --------      --------      --------

Cost of revenues:(*)
  License                                                                    384           267         1,092           482
  Service and maintenance                                                  2,901         3,912        10,419        10,782
  Hosted                                                                     211          --             211          --
                                                                        --------      --------      --------      --------
         Total cost of revenues                                            3,496         4,179        11,722        11,264
                                                                        --------      --------      --------      --------

Gross profit                                                               4,612         2,847        15,319         4,818
                                                                        --------      --------      --------      --------

Operating expenses:(*)
  Sales and marketing                                                      4,694         7,344        19,651        20,289
  Research and development                                                 2,244         3,633         9,981        10,181
  General and administrative                                               1,821         1,671         5,449         4,762
  Restructuring, impairment loss and other non-recurring charges           5,797          --           6,174          --
  In-process research and development                                       --             318          --             318
                                                                        --------      --------      --------      --------
          Total operating expenses                                        14,556        12,966        41,255        35,550
                                                                        --------      --------      --------      --------

Loss from operations                                                      (9,944)      (10,119)      (25,936)      (30,732)

Interest income, net                                                         565         1,417         2,325         3,828

                                                                        --------      --------      --------      --------
Net loss                                                                $ (9,379)     $ (8,702)     $(23,611)     $(26,904)
                                                                        ========      ========      ========      ========

Basic and diluted net loss per share                                    $  (0.39)     $  (0.38)     $  (1.00)     $  (1.31)
Shares used in computing basic and diluted net loss per share             23,970        22,742        23,680        20,607

(*) Amounts include non-cash stock based compensation as follows:
     Cost of revenues:
       Service and maintenance                                          $   --        $    154      $     59      $    578
     Operating expenses:
       Sales and marketing                                                  --             326           112         1,227
       Research and development                                             --             202            68           759
       General and administrative                                           --             279           109         1,048
                                                                        --------      --------      --------      --------
                                                                        $   --        $    961      $    348      $  3,612
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

                         EXTENSITY, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)
                           (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                       ------------------------------

                                                                         2001                  2000
                                                                       --------              --------
Cash flows from operating activities:
Net loss                                                               $(23,611)             $(26,904)
Adjustments to reconcile net loss to cash used in
  operating activities:
   Depreciation and amortization                                          1,915                 1,182
   Amortization of deferred stock compensation and other                    434                 3,612
   Amortization of debt discount and lease line issuance costs               42                    74
   Write-off of computer equipment and software                           2,882                  --
   In-process research and development                                     --                     318

Changes in operating assets and liabilities:
   Accounts receivable                                                    2,304                (3,970)
   Prepaid and other current assets                                         556                (1,016)
   Other assets                                                            (138)                 --
   Accounts payable                                                      (2,464)                2,540
   Accrued liabilities                                                     (845)                3,407
   Deferred revenue                                                     (10,082)                4,484
   Other liabilitiies                                                     1,461                    93
   Restricted short-term investments                                         39                  (943)
                                                                       --------              --------
      Cash used in operating activities                                 (27,507)              (17,123)
                                                                       --------              --------

Cash flows from investing activities:
  Purchases of short-term investments                                   (39,545)              (56,336)
  Sales of short-term investments                                        47,523                25,268
  Capital expenditures                                                   (2,389)               (4,109)
  Business acquisition                                                     --                     (90)
                                                                       --------              --------
      Cash provided by (used in) investing activities                     5,589               (35,267)
                                                                       --------              --------

Cash flows from financing activities:
  Payments on notes payable                                                (770)                 (800)
  Payments on capital lease obligations                                    (308)                 (299)
  Proceeds from employee stock plans                                      1,028                   743
  Net proceeds from issuance of common stock                               --                  83,348
                                                                       --------              --------
      Cash provided by (used in) financing activities                       (50)               82,992
                                                                       --------              --------

Effect of exchange rate on cash and cash equivalents                         14                    20
Increase (decrease) in cash and cash equivalents                        (21,954)               30,622
Cash and cash equivalents, beginning of period                           40,695                10,416
                                                                       --------              --------

Cash and cash equivalents, end of period                               $ 18,741              $ 41,038
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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Extensity Europe Limited, which commenced operations in September 1999, and Extensity Australia PTY Limited, which commenced operations in February of 2001. In July of 2001, the Company closed the Australian office as part of the restructuring plan. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
                                               --------------------------          --------------------------
                                                 2001              2000              2001              2000
                                               --------          --------          --------          --------

Numerator:
  Net loss                                     $ (9,379)         $ (8,702)         $(23,611)         $(26,904)
Denominator:
  Weighted average shares                        24,541            23,789            24,369            21,753
  Weighted average unvested common shares          (571)           (1,047)             (689)           (1,146)

                                               --------          --------          --------          --------
     Total weighted average shares               23,970            22,742            23,680            20,607
                                               --------          --------          --------          --------

Basic and diluted net loss per share           $  (0.39)         $  (0.38)         $  (1.00)         $  (1.31)
                                               ========          ========          ========          ========

Diluted net loss per share does not include the effect of the following potential common shares at September 30, 2001 and 2000 (in thousands):

                                                                         September 30,
                                                                 -------------------------
                                                                 2001                2000
                                                                 -----               -----
Shares issuable under stock options                              3,348               3,948
Shares of unvested stock subject to repurchase                     249                 840
Shares issuable pursuant to warrants to purchase common stock       20                --
                                                                 -----               -----
                                                                 3,617               4,788
                                                                 =====               =====

The weighted-average exercise price of stock options outstanding was $5.52 and $8.35 as of September 30, 2001 and 2000, respectively. The weighted average repurchase price of unvested stock was $1.57 and $1.32 as of September 30, 2001 and 2000, respectively. The weighted average exercise price of warrants was $14.50 as of September 30, 2001.


3. Significant Customers

For the three and nine months ended September 30, 2001, there were no customers that accounted for more than 10% of total revenues. For the three months ended September 30, 2000, sales to one customer accounted for 10% of total revenues. For the nine months ended September 30, 2000, sales to one customer accounted for 14% of total revenues.

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

The grant of short-term options will result in compensation charges over the nine-month life of the options as prescribed under the provisions of FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation". For the nine months ended September 30, 2001, there was no compensation expense associated with such options, as the Company's stock price was lower than the exercise price.

5. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                         September 30,
                                                2001               2000               2001               2000
                                              --------           --------           --------           --------

Net loss                                      $ (9,379)          $ (8,702)          $(23,611)          $(26,904)
Foreign currency translation adjustment             31                (89)                28               (107)
                                              --------           --------           --------           --------
Total comprehensive loss                      $ (9,348)          $ (8,791)          $(23,583)          $(27,011)
                                              ========           ========           ========           ========


6. Restructuring, Impairment Loss and Other Non Recurring Charges

In response to the continuing economic slowdown, the Company implemented a restructuring plan in the third quarter of fiscal 2001 and recorded a restructuring charge of $4.5 million. The goal of the restructuring plan is to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $729,000 related to the involuntary termination of 70 employees. These terminations were from all functions across the Company. In addition, the Company accrued for lease costs of $2.2 million pertaining to the estimated obligations for non-cancelable lease payments for excess facilities in the United States, Europe and Australia. The Company also wrote off computer equipment and software with a net book value of $1.6 million as these assets were taken out of service because they were deemed unnecessary due to the reductions of workforce.

The  following   table  sets  forth  an  analysis  of  the   components  of  the
restructuring charge and the payments made against the reserve through September 30, 2001 (in thousands):

                                                                      Computer
                                             Severance and         Equipment and        Accrued Lease
                                                Benefits              Software              Costs
                                                -------               -------               -------

Restructuring provision:
     Severance and benefits                     $   729               $  --                 $  --
     Accrued lease costs                           --                    --                   2,187
     Property and equipment write-off              --                   1,577                  --
                                                -------               -------               -------
         Total                                      729                 1,577                 2,187
Cash paid                                          (729)                 --                    (683)
Non cash charges                                   --                  (1,577)                 --
                                                -------               -------               -------
Reserve balance at September 30, 2001           $  --                 $  --                 $ 1,504
                                                =======               =======               =======

The  Company  expects  to  pay  the  remaining   obligations   relating  to  the
non-cancelable lease obligations over the remaining lease terms through 2006.

In the third quarter of 2001, the Company incurred an impairment loss of $1.3 million. This charge was attributed to the write-down of assets acquired in conjunction with building the hosted offering. These assets were written down to a level commensurate with the expected future cash flows as prescribed by SFAS No. 121 Accounting For the Impairment of Long-Lived Assets and for Long-Lived Asset to Be Disposed Of.

During the first quarter of 2001, the Company incurred $377,000 of other non-recurring general and administrative expenses. This expense was incurred in connection with exploring potential merger and acquisition transactions.

7. Recent Accounting Pronouncements

In July of 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We do not expect the adoption of these accounting standards to result in a significant impact on our financial position or results of operations for any historic transactions.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations.

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

     We generate revenue principally from licensing our applications and providing related services, including product installation, maintenance and support, consulting and training. We license our applications individually or as an integrated suite of products. The pricing of our software and services fluctuates on a per transaction basis depending on various factors, such as the number of seats covered by a contract and the degree of customization requested by the particular customer. The dollar amounts of our contracts depend on the number of users and applications being used and the professional services requested. In the third quarter of 2001, we began recognizing revenue from our hosted offering. Under this offering, customers pay a monthly usage fee based on the number of users and a one-time set-up fee to access the Extensity application on our servers.

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

     Following the release of Version 4.0 in July 1999, we were able to generate dependable estimates of the costs necessary to complete product implementations. Consequently, we accounted for our software licenses and implementation revenues using the percentage-of-completion method of contract accounting. Since then we have released several new versions of our software culminating in our most recent release of version 5.6, which further simplified the implementation process. As a result, implementations of our software have been streamlined and are no longer deemed essential to the functionality of the software. We have also formed relationships with several implementation partners who have performed a significant number of implementations over the last year. In addition, an increasing trend of software sales without accompanying services have allowed us to further develop vendor specific objective evidence for the fair value of our software licenses. Therefore, in the third quarter of 2001, we began recognizing license revenue on shipment and continue to recognize implementation revenue as services are performed.

     Payments received in advance of revenue recognition are recorded as deferred revenue. All of our customers enter into one-year maintenance and support contracts when they purchase their initial Extensity applications and have the option to purchase additional contracts after completion of the initial contract period. Although we do not grant any rights to our customers to return products, we do provide warranties that our products will function according to written documentation. We defer amounts billed for maintenance and recognize such amounts ratably over the maintenance period

     We promote and sell our software products through our direct sales force and through indirect channels, including Elite Information Group and Emplaza, S.A., a joint venture between Terra Networks and Meta4. We also have marketing referral arrangements in place with Cisco Systems, IBM, US Bank, Amadeus/eTravel, Rosenbluth Travel, WebEx, Digital Think, Visa, GetThere.com, and Pro Act Technologies.

 In the second quarter of 2001, JD Edwards, a reseller of Extensity's products, and the Company jointly terminated their relationship. This event resulted in the Company accelerating recognition of revenue of approximately $1.1 million in prepaid royalties that would have been recognized in the third and fourth quarters of 2001.


      In February 2001, we opened a sales office in Sydney, Australia; however, we closed the Sydney office in July of 2001 as part of our restructuring plan. We continue to support our European operations, however; as part of our restructuring plan implemented in July 2001we significantly reduced our resources in this geography to match the current business environment. For the nine months ended September 30, 2001, revenues derived from our international operations represented 22% the total revenues.


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

        Summary of Condensed Consolidated Financial Data
                         (In thousands)
                          (Unaudited)

                                                                            Three Months Ended           Nine Months Ended
                                                                               September 30,               September 30,
                                                                           ---------------------       ---------------------

                                                                             2001          2000          2001          2000
                                                                           -------       -------       -------       -------
Revenues:
      License                                                              $ 4,886       $ 4,021       $16,559       $ 9,280
      Service and maintenance                                                3,174         3,005        10,434         6,802
      Hosted                                                                    48          --              48          --
                                                                           -------       -------       -------       -------
           Total revenues                                                  $ 8,108       $ 7,026       $27,041       $16,082
                                                                           =======       =======       =======       =======

Cost of revenues:(*)
     License                                                               $   384       $   267       $ 1,092       $   482
     Service and maintenance                                                 2,901         3,758        10,360        10,204
     Hosted                                                                    211          --             211          --
                                                                           -------       -------       -------       -------
           Total cost of revenues                                          $ 3,496       $ 4,025       $11,663       $10,686
                                                                           =======       =======       =======       =======

Operating expenses:(*)
     Sales and marketing                                                   $ 4,694       $ 7,018       $19,539       $19,062
     Research and development                                                2,244         3,431         9,913         9,422
     General and administrative                                              1,821         1,392         5,340         3,714
     Restructuring, impairment loss and other non-recurring charges          5,797          --           6,174          --
     In-process research and development                                      --             318          --             318
                                                                           -------       -------       -------       -------
           Total operating expenses                                        $14,556       $12,159       $40,966       $32,516
                                                                           =======       =======       =======       =======

(*) Amounts exclude the amortization of non-cash stock based compensation as follows:
      Cost of revenues:
        Service and maintenance                                            $  --         $   154       $    59       $   578
      Operating expenses:
        Sales and marketing                                                   --             326           112         1,227
        Research and development                                              --             202            68           759
        General and administrative                                            --             279           109         1,048
                                                                           -------       -------       -------       -------
                                                                           $  --         $   961       $   348       $ 3,612
                                                                           =======       =======       =======       =======

Revenues

Total revenues increased to $8.1 million for the three months ended September 30, 2001 from $7.0 million for the three months ended September 30, 2000, an increase of 15%. Total revenues increased to $27.0 million for the nine months ended September 30, 2001 from $16.1 million for the nine months ended September 30, 2000, an increase of 68%. For the three and nine months ended September 30, 2001, there were no customers who accounted for 10% or more of total revenues. For the three months ended September 30, 2000, sales to one customer accounted for 10% of total revenues. For the nine months ended September 30, 2000, sales to one customer accounted for 14% of total revenues.

     License Revenues. Our license revenues increased to $4.9 million for the three months ended September 30, 2001 from $4.0 million for the three months ended September 30, 2000, an increase of 22%. Our license revenues increased to $16.6 million for the nine months ended September 30, 2001 from $9.3 million for the nine months ended September 30, 2000, an increase of 78%. In the nine months ended September 30, 2001, $1.9 million of license revenues were recognized through the Company's relationship with a reseller. The Company and the reseller jointly decided to terminate their relationship. The increase in license revenue for the nine months ended September 30, 2001 was attributable to an increase in revenue recognized on shipment, an increase in the average size of the sales contracts entered into by our customers, acceleration of revenue recognition resulting from the termination of the reseller relationship, and an increase in the revenue attributable to our indirect sales channels.

     Service and Maintenance Revenues. Our service and maintenance revenues increased to $3.2 million for the three months ended September 30, 2001 from $3.0 million for the three months ended September 30, 2000, an increase of 6%. Our service and maintenance revenues increased to $10.4 million for the nine months ended September 30, 2001 from $6.8 million for the nine months ended September 30, 2000, an increase of 53%. This increase was attributable to our growing customer base, an increase in professional services revenues recognized on a time and materials basis, an increase in revenues recognized from work performed on partner integration, and to a lesser extent, an increase in the average size of the sales contracts entered into by our customers.

     Hosted Revenues. Our hosted revenues were $48,000 for the three months ended September 30, 2001. This is the first period the Company has recognized revenue from this offering. The Company does not believe these revenues will be a significant percentage of total revenues in the near term. As discussed in
Note 6 of the Notes to the Financial Statements, we incurred an impairment charge associated with our hosted offering.

Cost of Revenues

     Total cost of revenues decreased to $3.5 million for the three months ended September 30, 2001 from $4.0 million for the three months ended September 30, 2000, a decrease of 13%. Total cost of revenues increased to $11.7 million for the nine months ended September 30, 2001 from $10.7 million for the nine months ended September 30, 2000, an increase of 9%.

     Cost of License Revenues. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation and shipping. This cost increased to $384,000 for the three months ended September 30, 2001 from $267,000 for the three months ended September 30, 2000, due primarily to increased sales activity. The cost increased to $1.1 million for the nine months ended September 30, 2001 from $482,000 for the nine months ended September 30, 2000 due primarily to increased sales activity. As a percentage of license revenues, cost of license revenues increased to 8% for the three months ended September 30, 2001 from 7% for the three months ended September 30, 2000. As a percentage of license revenues, cost of license revenues increased to 7% for the nine months ended September 30, 2001 from 5% for the nine months ended September 30, 2000. Cost of revenues as a percentage of license revenue may increase over the current level in the future if we incorporate additional third-party products into our offerings.

     Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. This cost decreased to $2.9 million for the three months ended September 30, 2001 from $3.8 million for the three months ended September 30, 2000, a decrease of 23%. This cost increased to $10.4 million for the nine months ended September 30, 2001 from $10.2 million for the nine months ended September 30, 2000, an increase of 2%. As a percentage of service revenues, cost of service revenues decreased to 91% for the three months ended September 30, 2001 from 125% for the three months ended September 30, 2000. As a percentage of service revenues, cost of service revenues decreased to 99% for the nine months ended September 30, 2001 from 150% for the nine months ended September 30, 2000. The decrease for the three months ended September 30, 2001 was attributable to lower costs for third party consultants offset in part by higher payroll costs as the Company replaced third party consultants with permanent employees. We are seeking to further reduce our cost of service revenues as a percentage of total revenue and are also seeking to engage third parties to provide a substantial portion of services related to our applications.

     Cost of Hosted Revenues. Cost of hosted revenues consists primarily of compensation and related overhead costs for personnel engaged in supporting the hosted customer base, server costs, and telecommunications charges.

For the three months ended September 30, 2001, cost of hosted revenues was $211,000. The Company does not expect these costs to significantly increase in the near term.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including commissions and marketing program costs. Sales and marketing expenses decreased to $4.7 million for the three months ended September 30, 2001 from $7.0 million for the three months ended September 30, 2000, a decrease of 33%. Sales and marketing expenses increased to $19.5 million for the nine months ended
September 30, 2001 from $19.1 million for the nine months ended September 30, 2000, an increase of 2%. As a percentage of total revenues, sales and marketing expenses decreased to 58% for the three months ended September 30, 2001 from 100% for the three months ended September 30, 2000. As a percentage of total revenues, sales and marketing expenses decreased to 72% for the nine months ended September 30, 2001 from 119% for the nine months ended September 30, 2000. The decrease in sales and marketing expenses for the three months ended September 30, 2001 was attributed to reduced compensation costs and lower program costs associated with our restructuring plan. We expect sales and marketing expenses, excluding commission charges, to be lower in the fourth quarter of 2001 as we realize a full quarter's impact of the restructuring plan. Commission charges will vary depending upon the sales activity. Sales and marketing expenses may increase in the long term if we expand our domestic and international sales force and increase our marketing efforts.

     Research and Development. Research and development expenses consist primarily of compensation and related personnel costs, and fees associated with contractors. Research and development expenses decreased to $2.2 million for the three months ended September 30, 2001 from $3.4 million for the three months ended September 30, 2000, a decrease of 35%. Research and development costs increased to $9.9 million for the nine months ended September 30, 2001 from $9.4 million for the nine months ended September 30, 2000, an increase of 5%. As a percentage of total revenues, research and development expenses decreased to 28% for the three months ended September 30, 2001 from 48% for the three months ended September 30, 2000. As a percentage of total revenues, research and development expenses decreased to 37% for the nine months ended September 30, 2001 from 59% for the nine months ended September 30, 2000. The decrease in research and development cost for the three months ended September 30, 2001 was attributable to reduced compensation costs associated with our restructuring plan. The increase in costs between the nine months ended September 30, 2001 and September 30, 2000 resulted from our continuing efforts to add enhancements to our existing software applications and to develop software applications that incorporate new functionality into our integrated suite. We expect research and development expenses to be lower in the fourth quarter of 2001 as we realize a full quarter's impact of the restructuring plan. Research and development expenses may increase in the long term if we make additional investments in our technology and products.

     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses, excluding restructuring, impairment loss and other non-recurring charges, increased to $1.8 million for the three months ended September 30, 2001 from $1.4 million for the three months ended September 30, 2000, an increase of 31%. General and administrative expenses, excluding restructuring, impairment loss and other non-recurring charges, increased to $5.3 million for the nine months ended September 30, 2001 from $3.7 million for the nine months ended September 30, 2000, an increase of 44%. As a percentage of total revenues, general and administrative expenses, excluding restructuring, impairment loss and other non-recurring charges, increased to 22% for the three months ended September 30, 2001 from 20% for the three months ended September 30, 2000. As a percentage of total revenues, general and administrative expenses, excluding restructuring, impairment and other non-recurring charges, decreased to 20% for the nine months ended September 30, 2001 from 23% for the nine months ended September 30, 2000. The increase in general and administrative expenses in the three-month period ended September 30, 2001 and the nine month period ended September 30, 2001 was primarily attributable to hiring additional human resources and internal information technology personnel. We expect general and administrative expenses to be lower in the fourth quarter of 2001 as we realize a full quarter's impact of the restructuring plan. General and administrative expenses may increase in the long term if we expand our operations.

Restructuring, Impairment Loss and Other Non-Recurring Charges. For the three months ended September 30, 2001, restructuring, impairment loss and other non-recurring charges were $5.8 million. Approximately, $4.5 of these expenses was incurred in connection with our restructuring plan effective July 2001. Additionally, $1.3 million was incurred in connection with the write-down of assets associated with our hosted offering. For the nine months ended September 30, 2001, restructuring, impairment loss and other non-recurring charges were $6.2 million comprised of the $4.5million in restructuring, $1.3 million write-down of assets and $377,000 of other non-recurring general and administrative expenses. The $377,000 of other non-recurring general and administrative expenses was incurred in connection with exploring potential merger and acquisition transactions. The entire charge was expensed in the three months ended March 31, 2001 as these discussions were terminated.

Amortization of Non-Cash Stock Based Compensation

     Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable or Award Plans, over the four-year vesting period of the granted options. Accordingly, our results of operations include and will continue to include deferred compensation expense at least through 2003. No expense was recognized for the three months ended September 30, 2001, as employee terminations resulted in stock cancellations that offset the current period amortization expense. For the three months ended September 30, 2000, we recognized $961,000. We recognized $348,000 for the nine months ended September 30, 2001 and $3.6 million for the nine months ended September 30, 2000.

Interest Income, Net

     Interest income, net was $565,000 for the three months ended September 30, 2001 and $1.4 million for the three months ended September 30, 2000. Interest income, net was $2.3 million for the nine months ended September 30, 2001 and $3.8 million for the nine months ended September 30, 2000. Interest income is attributed to interest earned on the proceeds from the Company's IPO. The decrease in interest income is attributed to lower interest rates and lower cash, cash equivalent and short-term investments balances. Interest income will fluctuate depending upon the overall interest rate environment and our cash, cash equivalent and short-term investments balances.

Liquidity and Capital Resources

     Since inception, we have financed our operations and funded our capital expenditures through funds raised from our initial public offering completed in January 2000 and the private sale of equity securities, supplemented by loan facilities and equipment leases. Aggregate net proceeds from private equity financings totaled $42.3 million and proceeds from the Company's IPO were $83.3 million, net of offering costs of approximately $2.2 million. As of September 30, 2001 we had $51.1 million in cash, cash equivalents and short-term investments and $45.3 million in working capital.

     Net cash used in operating activities was $27.5 million for the nine months ended September 30, 2001 and $17.1 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cash used in operating activities was primarily attributable to a net loss of $23.6 million, adjusted for a non-cash charge associated with the write-off of computer equipment and software of $2.9 million, depreciation and amortization of $1.9 million, a decrease in deferred revenue of $10.1 million, a decrease in accounts payable of $2.5 million, and a decrease in accrued liabilities of $845,000 offset by a decrease in accounts receivable of $2.3 million and an increase in other liabilities of $1.4 million. For the nine months ended September 30, 2000, cash used in operating activities was primarily attributed to a net loss of $26.9 million, adjusted for the amortization of deferred stock compensation of $3.6 million, depreciation and amortization of $1.2 million, increase in accounts payable of $2.5 million, increase in accrued liabilities of $3.4 million, and an increase in deferred revenue of $4.5 million offset by an increase in accounts receivable of $4.0 million, an increase in prepaid and other current assets of $1.0 million, and an increase in restricted cash of $943,000.

     Net cash provided by investing activities was $5.6 million for the nine months ended September 30, 2001 and net cash used in investing activities was $35.3 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, investing activities consisted primarily of a decrease in short-term investments of $8.0 million offset by capital expenditures of $2.4 million. For the nine months ended September 30, 2000, investing activities consisted primarily of an increase in short-term investments of $31.2 million and capital expenditures of $4.1 million.

     Net cash used in financing activities was $50,000 for the nine months ended September 30, 2001, due to payments on notes payable and capital lease obligations of approximately $1.1 million, offset by proceeds from employee stock plans of approximately $1.0 million. Net cash provided by financing activities was $83.0 million for the nine months ended September 30, 2000, primarily due to the net proceeds of $83.3 million from the Company's IPO.

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

    -    expand   direct  sales   channels  and   indirect   channels   such  as
         relationships with OEM customers and distributors;

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

We have a history of losses and negative cash flow and expect this to continue for the last quarter of the current fiscal year and into the next fiscal year.

     Our business is new; we have offered products for a relatively short period of time; and our base of customers and prospective customers is still relatively small. We have spent significant funds to date to develop our current products and to develop our sales and market resources. We have incurred significant operating losses and have not achieved profitability. As of September 30, 2001, we had an accumulated deficit of $98.1 million. We expect to continue to invest in research and development to enhance current products and develop future products and support our current sales and marketing efforts that promote our company and our products in the marketplace. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses through the last quarter of the current fiscal year and into the next fiscal year.

Our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. We expect to continue to make expenditures in all areas of our business, particularly in our sales and marketing operations, in order to promote future revenue growth. Because the expenses associated with these activities are relatively fixed in the short-term, we will be unable to adjust spending quickly enough in any particular quarter to offset any unexpected shortfall in revenue. As a result, we expect our quarterly operating results to fluctuate. Our financial results may, as a consequence of quarterly revenue fluctuations, fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

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

     The market for our internet based employee relationship management software applications is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Companies offering one or more products directly competitive with our products include Ariba, Captura Software, Concur Technologies, IBM, PeopleSoft Corporation and Oracle Corporation. As a result of the large market opportunity for employee relationship management solutions we also expect competition from other established and emerging companies.

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

     To successfully implement our business strategy, we have to provide software applications and related services that meet the demands of our customers and prospective customers as the market and customer requirements evolve. We expect that competitive factors will create a continuing need for us to improve and add to our suite of software applications. Not only will we have to expend additional funds and other resources to continue to improve our existing suite of applications, but we must also properly anticipate, address and respond to customer preferences and demands. As organizations' needs change with respect to their enterprise applications, our existing suite of software applications may become obsolete or inefficient relative to our competitors' offerings and may require modifications or improvements. The addition of new products and services will also require that we continue to improve the technology underlying our applications. These requirements could be significant, and we may fail to fulfill them quickly and efficiently. If we fail to expand the breadth of our applications quickly in response to customer needs or if these offerings fail to achieve market acceptance, the market for our products will not grow or may decline, and our business may suffer significantly.

     Our employee relationship management software products and related services have accounted for substantially all of our revenues to date. We anticipate that revenues from these products and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, our future financial performance will depend, in significant part, upon the successful development, introduction and customer acceptance of enhanced versions of our employee relationship management software applications and any new products or services that we may develop or acquire. We cannot assure you that we will be successful in enhancing, upgrading or continuing to effectively market our employee relationship management software applications or that any new products or services that we may develop or acquire will achieve market acceptance.

Evolving technological developments and emerging industry standards will require us to enhance the functionality of our employee relationship management software applications, and any inability to enhance functionality could cause our sales to decline.

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

     We licensed our first employee relationship management software application in March 1998 and have fully implemented our applications for only a limited number of customers to date due to the time required to implement. Moreover, as of September 30, 2001, we had not completed an implementation of our Extensity Purchase Reqs application for any customer. We expect that we will continue to derive a significant portion of our revenues from a relatively small number of customers in the future. Accordingly, the loss of a small number of major customers could materially and adversely affect our business, and the deferral or loss of anticipated orders from a small number of prospective customers could materially and adversely impact our revenues and operating results in any period.

If we fail to maintain positive margins on service revenues in the foreseeable future, our results of operations could suffer.

      For the three and nine months ended September 30, 2001, our service margins were positive. While we anticipate that our margins will continue to be positive in the future, we cannot guarantee that they will remain positive. Failure to maintain positive margins on service revenues could cause our business to suffer. For more information related to our costs associated with our service revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We have limited experience with large-scale implementations, which are important to our future success.

     We have limited experience in implementing our applications on a large scale. As of September 30, 2001, our largest implementation included approximately 18,000 employee users. We believe that the ability of large customers to roll-out our products across large numbers of users is critical to our future success. If our customers cannot successfully deploy our applications on a large scale, or if they determine for any reason that our products cannot accommodate large-scale deployments, our business could be harmed.

If we fail to expand our relationships with third parties that can provide implementation and consulting services to our customers, we may be unable to grow our revenues and our business could be harmed.

     In order for us to focus more effectively on our core business of developing and licensing software solutions, we must continue to establish relationships with third parties that can provide implementation and consulting services to our customers. Third-party implementation and consulting firms can also be influential in the choice of employee relationship management software applications by new customers. To date, we have established relationships with a few third-party implementation and consulting firms. In general, however, if we are unable to establish and maintain effective, long-term relationships with implementation and consulting providers, or if these providers do not meet the needs or expectations of our customers, we may be unable to grow our revenues and our business could be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to attain sufficient focus and resources from the third-party providers to meet all of our customers' needs, even if we establish relationships with these third parties. If sufficient resources are unavailable, we will be required to provide these services internally, which could limit our ability to expand our base of customers. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. Even if we are successful in developing additional relationships with third-party implementation and consulting providers, we will be subject to significant risk, as we cannot control the level and quality of service provided by third-party implementation and consulting partners.


Our   expectations   of  future   growth   depend  on  our   ability  to  expand
internationally, and factors specific to our international expansion may prevent us from achieving our anticipated growth.

     Over time, we intend to expand our international operations to achieve our anticipated growth, but we may face significant challenges to our international expansion. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve broad acceptance in international markets, our products must be localized to handle a variety of factors specific to each international market, such as tax laws and local regulations. The incorporation of these factors into our products is a complex process and often requires assistance from third parties. We may not adequately address all of the factors necessary to achieve broad acceptance in our target international markets. Further, to achieve broad usage by employees across international organizations, our products must be localized to handle native languages and cultures in each international market. Localizing our products is also a complex process and we intend to continue working with third parties to develop localized products. To date, we have localized our product for the markets where English language is the native language and completed translations for the German, French, Italian and Spanish languages.

     We have only a limited history of marketing, selling and supporting our products and services internationally. In 1999, we opened a regional office in the United Kingdom and established a relationship with an international reseller. In 2000, we expanded our European Operations through opening a second office in Frankfurt, Germany. As of September 30, 2001, we had a total of 15 employees in our international operations. For the nine months ended September 30, 2001, we derived 22% of our revenues from our international operations. To succeed internationally, we must react quickly to the business environment in which we operate overseas. Thus we must effectively monitor the size of our international workforce and make adjustments as necessary. During periods of growth we must hire and train experienced international personnel as well as recruit and retain qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training additional international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited. We also face other risks inherent in conducting business internationally, such as:

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

     Because the market for our employee relationship management software products and related services is new, we experience long and unpredictable sales cycles. The sales cycle for our employee relationship management software applications typically ranges from two to nine months. In the early stages of this market, our customers have frequently viewed the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. This decision process has sometimes resulted in customers taking a long period of time to assess alternative solutions by our competitors or deferring a purchase decision until the market evolves. Sales cycles continue to be long and the timing of purchase decisions by individual customers remain at times uncertain. We must continue to educate potential customers on the use and benefits of our products and services, as well as the integration of our products and services with additional software applications utilized by the individual customers. Because the sales cycle is long and the time of individual orders is uncertain, our period-to-period revenues are difficult to predict.


We may be unable to attract and retain highly skilled employees that are necessary for the success of our business plan.

       Our ability to execute our business plan and be successful also depends on our continued ability to attract and retain highly skilled employees. We depend on the services of senior management and other personnel, particularly Robert A. Spinner, our Chief Executive Officer. Over time, we will need to hire additional personnel in all operational areas. Competition for personnel in our industry is intense. We have in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining personnel, our business could be adversely affected.


Software defects could lead to loss of revenue or delay the market acceptance of our applications.

     Our enterprise applications software is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. In the event that we experience significant software errors in future releases, we could experience delays in the release, customer dissatisfaction and lower revenues and service margins during the period required to correct these errors. We may in the future discover errors, and additional scalability limitations, in new releases or new products after the commencement of commercial shipments. Any of these errors or defects could cause our business to be materially harmed.

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

Our hosted product offering may fail.

     We offer our suite of software products under an Internet-based hosted model to complement our traditional licensing of these products. We offer our hosted solutions on a subscription basis to companies seeking to outsource certain employee relationship management functions. This business model is unproven and represents a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have limited experience selling products or services under a hosted model, and our efforts to develop the hosted business divert our financial resources and management attention away from other aspects of our business. In connection with our hosted business, we have engaged third-party service providers to perform many of the necessary services as independent contractors, and they may fail to perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. If our strategy of offering products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have purchased our software and services through our traditional licensing arrangements, which is likely to reduce the amount of revenue recognized on shipment.

Security and other concerns may discourage customers from purchasing under our hosted model.

      If customers determine that our hosted model is not scaleable, does not provide adequate security for the dissemination of information over the Internet, or is otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our hosted products for use on the Internet or on a subscription basis, our business will be harmed. As an hosted provider, we expect to receive confidential information including credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet and there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or otherwise harm our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Additionally, in the past, computer viruses and software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our software solutions or make them inaccessible to customers or suppliers. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.


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


                          RISKS RELATED TO OUR INDUSTRY

Our success will depend upon the growth and acceptance of the market we address and our ability to meet the needs of the emerging market for employee relationship management software applications.

     The market for our employee relationship management software applications and services is at an early stage of development. Our success will depend upon the continued development of this market and the increasing acceptance by customers of the benefits to be provided by employee relationship management applications and services. In addition, as the market evolves, it is unclear whether the market will accept our suite of applications as a preferred solution for employee relationship management needs. Accordingly, our products and services may not achieve significant market acceptance or realize significant revenue growth. Unless a critical mass of organizations and their suppliers use our solutions and recommend them to new customers, our solutions may not achieve widespread market acceptance, which may cause our business to suffer.

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

     The stock market has experienced significant price and trading volume fluctuations especially this past year, and the market prices of technology companies generally, and Internet-related software companies particularly, have been extremely volatile. Investors may not be able to resell their shares at or above the price they paid for the stock. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against the company. Such litigation could result in substantial costs and diversion of management's attention and resources


Increasing government regulation could limit the market for, or impose sales and other taxes on the sale of, our products and services.

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

INTEREST RATE RISK

     We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2001.


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any legal proceedings that are material to its business or financial condition.


ITEM 2. Changes in Securities and Use of Proceeds

a.       Not applicable

b.       Not applicable

c.       Not applicable

d.       Use of proceeds from sale of Registered Securities.

On January 27, 2000, the SEC declared effective the Company's Registration Statement on Form S-1/A. Pursuant to this Registration Statement, the Company completed an initial public offering of 4,600,000 shares of its common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $20.00 per share ("the Offering"). Proceeds to the Company, after deduction of the underwriters' discount and commission, from the Offering totaled approximately $83.3 million, net of offering costs of approximately $2.2 million. To date we have used all of the proceeds to fund working capital.

Upon completion of the Offering, the Company's preferred stock was converted into 14,594,549 shares of common stock. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.


ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters To a Vote of Security Holders

None

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K:

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 13, 2001                               EXTENSITY, INC.



                                                By /s/ Kenneth R. Hahn
                                                Chief Financial Officer
                                                (Principal Financial
                                                and Accounting Officer)