Form 10-K
period 2001-12-31
EXTENSITY INC
filed 2002-04-01
CIK 1096473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION  13 or 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD               TO             .
                                      -------------   -------------

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

          Securities Registered Pursuant to Section 12 (b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12 (g) of the Act:

                         Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10K. |_|

As of December 31, 2001, there were 24,871,147 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non - affiliates of the Registrant based on the closing price on December 31, 2001, as reported on the

Nasdaq National Market System was $26,756,226. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                       DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

                                 EXTENSITY, INC.

                                      INDEX

                                     PART I
                                                                          PAGE

      Item 1.          Business                                            4
      Item 2.          Properties                                          25
      Item 3.          Legal Proceedings                                   25
      Item 4.          Submission of Matters to a Vote of                  25
                       Security Holders

                                        PART II

      Item 5.          Market for Registrant's Common Equity and           28
                       Related Stockholder Matters
      Item 6.          Selected Consolidated Financial Data                29
      Item 7.          Management's Discussion and Analysis of             30
                       Financial Condition and Results of
                       Operations
     Item 7A.          Quantitative and Qualitative Disclosures            39
                       about Market Risk
      Item 8.          Financial Statements and Supplementary              39
                       Data.
      Item 9.          Changes in and Disagreements with                   60
                       Accountants on Accounting and Financial
                       Disclosures

                                        PART III

     Item 10.          Directors and Executive Officers of the             61
                       Registrant
     Item 11.          Executive Compensation                              61
     Item 12.          Security Ownership of Certain Beneficial            61
                       Owners and Management
     Item 13.          Certain Relationships and Related                   61
                       Transactions

                                        PART IV

     Item 14.          Exhibits and Reports on Form 8K                     62



      SIGNATURES

                                     PART I

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

ITEM I. BUSINESS

OVERVIEW

      Extensity provides an Internet-based Employee Relationship Management
(ERM) solution for the automation of employee-based financial processes. Our suite of software applications allow employees to plan business travel, file expense reports, request and approve indirect purchases, and capture time for project and payroll management. At the same time, the application enforces business policy and the use of preferred vendors. Extensity also provides reporting and analytics that leverage the collected data for vendor negotiation, policy control, and improved employee and resource utilization. A major portion of corporate spending is widely dispersed amongst employees making purchases as part of their day-to-day responsibilities. By automating these complex business processes through the use of our suite, companies can benefit from the centralized control of employee-initiated corporate spending.

      Extensity's applications are available as licensed software or as a hosted solution. Regardless of a customer's choice of deployment, Extensity integrates with enterprise resource planning applications and other information technology systems. Furthermore, our software architecture allows our applications to be accessed by all employees on a myriad of devices, such as a networked personal computer, a laptop, a personal digital assistant (PDA) or a wireless application protocol (WAP)-enabled mobile phone.

      Our products are now deployed in over 40 countries worldwide with more than 1,000,000 licensed seats. Our blue-chip customer base includes A.T. Kearney, Aventis, Bear Stearns, Cisco Systems, Fluor, Franklin Templeton Companies, GlaxoSmithKline, and Providian Financial. Extensity targets Global 2000 corporations who are seeking to realize hard-dollar cost savings through automation. Our mission is to save our customers money by automating all employee-based financial processes in a single, consolidated solution that provides efficiency, control, and effectiveness through analytics.

MARKET OVERVIEW

GROWTH OF THE INTERNET AS A MEANS TO DEPLOY ENTERPRISE APPLICATIONS FOR DRIVING PRODUCTIVITY, INCREASING CORPORATE CONTROL AND REDUCING COSTS

      The Internet has emerged as a universal communications medium that has become a catalyst for change in companies of all sizes. In today's intensely competitive global business environment, organizations have increasingly adopted the Internet as a means to streamline their business processes and make their employees more productive by automating a number of routine business tasks. The advantages of these Internet-based enterprise applications are clear. They are easy to deploy and maintain across an entire organization, regardless of size, and are readily adopted by employees who have come to expect the immediacy, self-service, ease-of-use and accessibility of content and commerce that the Internet provides.

RECENT TRENDS IN PROCESS AUTOMATION

      Businesses have traditionally made significant investments in enterprise resource planning (ERP), customer relationship management (CRM) and other enterprise software applications to automate processes in functions such as manufacturing, sales, human resources, customer support and finance. These systems typically have been focused on specific individual functional areas and address the business processes unique to each functional area. Frequently, they offer limited integration of information across functional areas. These systems have historically been limited in their ability to integrate information external to the enterprise. ERP and other enterprise software systems have also traditionally required lengthy and expensive customization and implementation and are expensive to maintain because their client-server architecture requires installation and continued maintenance on each desktop. While these systems are in place in most large companies, they have not focused historically on certain pervasive business processes that touch a high percentage of the employees in any organization, such as expense reporting, travel management, procurement and time capture.

      These employee-centric business processes have been largely under-automated to date, resulting in processes that are time-consuming, inefficient and costly. Most companies today conduct travel planning, expense reporting, procurement and time capture through paper-based processes that require actions by many people, both inside and outside the organization. These processes involve re-keying of data, manual tracking of forms, limited data capture and limited ability to track and enforce corporate spending policies. Without business process automation, expense reporting, travel planning, procurement and time management transactions can have significant processing costs. In addition, traditional processes do not generally feature automated spending and procurement controls and, as a result, may fail to direct spending to preferred vendors and may permit spending on unapproved goods and services.

OPPORTUNITY FOR EMPLOYEE RELATIONSHIP MANAGEMENT APPLICATIONS

      A significant market opportunity exists in the developing market for ERM applications. ERM presents a new opportunity for employers to introduce efficiencies and direct cost savings into many of the key processes that involve their most valuable asset and largest expense - their workforce.

      Some of the highest impact solutions within the ERM opportunity center around employee-based financial processes. These solutions are focused on providing direct cost savings to the organization and can result in a rapid Return on Investment (ROI). These significant cost-saving opportunities have driven demand for ERM solutions. The solutions provide cost-savings by:

      o Reducing, and often eliminating, the back-office resources needed to manage and audit these processes;
      o Automatically enforcing corporate policies through real-time business rules, which point end-users to approved vendors in the areas of travel and indirect procurement and compare spending to corporate guidelines;
      o Delivering integrated reporting for in-depth analysis of corporate expenses and resource utilization;
      o Providing data to purchasing decision makers for vendor contract negotiation;
      o Providing business managers with information on individual employee and overall workforce utilization, in order to manage employee productivity and profitability more effectively; and

      o Reducing the time employees spend on general business tasks, freeing them to focus on their core responsibilities.

THE EXTENSITY SOLUTION

      Extensity provides an integrated suite of Internet-based software applications for ERM. This solution is designed to save our customers money by automating employee-based financial processes in a single, consolidated solution that provides efficiency, control and effectiveness through analytics. Our product suite currently comprises applications for expense reporting, travel management, indirect procurement and time capture. The suite shares a common user interface and can be accessed through a common HTML-based launchpad, called Extensity Connect.

      The application suite is fully integrated so that each application works and shares information with all the other applications. In addition, our applications aggregate and integrate information and provide tools for reporting and analysis. Our applications are easy to learn, as users access all applications through a common, intuitive, browser-based interface. The integration of the suite to online services such as travel bookings, credit card feeds and content services provides a comprehensive solution for employee relationship management. Our applications are designed for rapid implementation and cost-effective deployment to end-users. With their scalable Web architecture and international features, our products can support large multinational companies.

      Our ERM applications effect direct and indirect cost savings by:

            o Streamlining and automating traditional paper-based processes, thereby reducing the time and personnel requirements associated with expense reporting, travel planning, procurement and time capture;

            o Increasing accuracy through automation of error-checking, data import and business rule compliance;

            o Providing greater control of expenditure policy enforcement and administration; and

            o Supporting analysis of corporate purchasing and utilization patterns to enhance decision-making capabilities, increase leverage in negotiating vendor contracts, and promoting and enforcing the use of preferred vendors.

      Our employee relationship management solution also increases productivity throughout the enterprise by:

            o Reducing employee time spent on tasks outside of their core responsibilities;

            o Enabling exception-based management that allows business managers to review only those expenditures that fall outside of a company's policies; and.


            o Supporting remote access via laptop computers, WAP-enabled mobile phones and PDAs.


EXTENSITY STRATEGY

      Our objective is to be recognized as the leader of the rapidly developing market for ERM solutions. Our suite of applications automates employee-based financial processes that have a direct impact on the bottom line, and we intend to achieve market leadership through our focus on employee efficiency, spending analysis and policy control.

      Key elements of our growth strategy include:

      ENHANCING OUR SUITE OF EMPLOYEE RELATIONSHIP MANAGEMENT SOLUTIONS. In 2002, Extensity 6, a major new release of our solution, will become generally available. This release includes advances in technology as well as functionality enhancements in all of our application modules. While our expense reporting application has been widely recognized as a best-in-class solution, with this release we intend to increase the visibility and market acceptance of all of our application modules. We have also made a significant investment in improving our analytics capabilities and will continue to make this a key priority. Extensity intends to continue to enhance the Internet-based architecture of our technology platform in order to provide a comprehensive and functionally rich solution for employee-centric business processes. We also intend to continue to enhance the functionality of our existing application suite and leverage the existing platform to introduce additional integrated modules that address employee-based financial processes.

      AGGRESSIVELY PENETRATING THE LARGE EMPLOYEE RELATIONSHIP MANAGEMENT MARKET. We believe that the market for ERM solutions is in its earliest stages. In order to address this market opportunity, we will utilize a combination of direct and indirect sales channels. We plan to focus our direct sales efforts across a variety of industries with a focus on large multinational organizations with a major presence in either North America or Europe. We will utilize our reseller partners to penetrate geographies such as Latin America and vertical industries which have unique requirements, such as the legal market.

      MAKING CUSTOMER SATISFACTION OUR NUMBER ONE PRIORITY. In the second half of 2001, we increased our corporate focus on customer satisfaction. A Customer Life Cycle program, which includes regular contact and measurement of customer satisfaction metrics, was established to increase our focus on the customer. Extensity's goal is to be the most responsive vendor with which our customers do business.

EXTENSITY PRODUCTS AND SERVICES

INTEGRATED SUITE FOR EMPLOYEE RELATIONSHIP MANAGEMENT

      Extensity provides an ERM solution for the automation of employee-based financial processes. Our application suite currently includes Extensity Expense Reports, Extensity Travel Plans, Extensity Timesheets and Extensity Procurement. In addition, the suite includes a system administration tool designed for use by business professionals, not information technology (IT) staff, and an optional reporting and analysis module.

      All applications are launched within a universal interface called Extensity Connect. This gateway to the Extensity suite provides an inbox summary, access to all Extensity applications, personal reports on items such as unattached credit card transactions, and links to external content and services, such as online travel booking or product catalogs. All Extensity applications share a consistent and easy-to-use, browser-based graphical user interface. The applications also share a common underlying technology architecture and a common data model, which allows them to work together and share information. In addition, our applications are universally accessible, allowing employees to work anywhere through a desktop computer, a laptop, a PDA, or through a WAP-enabled mobile phone.

      Our application suite provides comprehensive data regarding spending, suppliers, policy violations and resource utilization. We offer a business intelligence solution that transforms Extensity data into valuable information for proactive business management. By consolidating data from our expense reporting, travel, procurement and time capture modules into our central reporting database, our analytics solution can measure and analyze all employee-initiated corporate spending.

COMMON FEATURES OF OUR APPLICATIONS


FEATURES                                                DESCRIPTION

Approval workflow                        Once submitted, documents are automatically routed to
                                         the correct approver/s. Approvers receive e-mail
                                         notification that a document awaits their approval,
                                         streamlining the process to ensure faster processing
                                         times for expense reports, travel plans, purchase
                                         requisitions and timesheets.

Real-time business rules                 Real-time business rules ensure increased employee
                                         knowledge of corporate policies. By proactively
                                         notifying employees at the time of entry that the item
                                         lies outside of their corporate policy, or requires
                                         additional explanation, these rules help to improve both
                                         accuracy and compliance with business policy.

Employee self service                    Employees can track in real time the status of any
                                         document that they have submitted, reducing the number
                                         of calls and inquiries to managers and processing
                                         departments.

Complete application integration         Documents can be linked. For example, a travel plan can
                                         be linked with an expense report for the trip or a time
                                         sheet can be linked with an expense report and a
                                         purchase requisition for a project.

Proxy user creation and approval         Employees can appoint another person to create and/or
                                         approve documents for them.

Project and cost center allocation       Expenses and time can be allocated across multiple cost
                                         centers and project codes as percentages or absolute
                                         dollar amounts.

Configurable interface and data capture  The application suite is fully configurable to incorporate each organization's specific data capture
                                         needs.

Intelligent personalization              Each employee's application becomes customized,
                                         maintaining previously used information, such as prior
                                         travel itineraries, cities traveled to, purposes and
                                         previously used vendors.

Online help                              Context sensitive online help is provided for all
                                         applications.

      EXTENSITY EXPENSE REPORTS. Extensity Expense Reports is a full-featured application providing automation of the entire expense reporting process. Extensity Expense Reports brings accuracy, efficiency and control to this process. Using Extensity Expense Reports, employees, whether operating as a remote, off-line or local user, can quickly and easily create an expense report. This process is expedited and made more accurate through the use of online credit card data for automatic data entry. Compliance to business policy is checked as users create the expense reports. Compliant reports can be automatically approved so only noncompliant reports are routed to managers for approval. In reviewing noncompliant reports, managers need only focus on highlighted exceptions. Similarly, the accounting team spends less time re-keying data and auditing expense reports and more time analyzing travel and entertainment expense data for increased cost-savings. Employees can receive reimbursement rapidly through seamless integration with the organization's financial, payroll and human resources systems.

FEATURES                                                DESCRIPTION

Credit card integration and              Uses the data feed from corporate card vendors to enable
pre-population                           travelers to select charges and automatically populate
                                         the expense report, reducing creation time and avoiding
                                         data entry errors.

Foreign currency support                 Enables users to complete reports using local
                                         currencies, as well as enables automated foreign
                                         currency conversion.

Itemization and allocation               Supports expense itemization for more accurate
                                         accounting and allows allocations to be made at the
                                         line-item level without requiring a separate expense
                                         report for each project.

Receipt reconciliation                   Guides users through itemizing receipts to ensure the
                                         expense is fully allocated.

Real-time policy enforcement             Ensures compliance to corporate expense policies at the
                                         time data is entered.

Integrated business intelligence         Extensity's reporting tool allows managers to analyze
                                         expenses and adherence to corporate policies.


      EXTENSITY PROCUREMENT. Extensity Procurement automates and optimizes the requisitioning of non-production goods and services while enforcing a company's procurement policies. Through Extensity Procurement, employees can access their company's own purchasing catalog, or "punch out" to partner sites. The application is designed to minimize rogue purchasing and to ensure usage of preferred vendors for volume discounts. Corporate expenditure policies are automatically applied, approvals are accelerated and employees can have their orders fulfilled in a fraction of the time required for paper-based procurement. Extensity Procurement centrally captures key purchasing information that can be analyzed to continually evaluate and improve the procurement processes for further optimization and savings. Through automation, Extensity Procurement significantly reduces time-consuming administrative tasks, freeing purchasing professionals to focus on more strategic activities such as reducing redundant sources, selecting better vendors and negotiating contracts.


FEATURES                                                DESCRIPTION

Purchase requisition templates           Accelerates document creation by pre-populating
                                         templates with frequent or common purchases such as new
                                         hire packages.

Sourcing requests                        Facilitates requests for quotes from professional buyers
                                         using the organization's specific requirements.

Commodity-based routing                  Routes the line items on a purchase requisition to
                                         different approvers based on the type of commodity being
                                         purchased.

Catalog repository                       Centrally created catalog with keyword and hierarchical
                                         search for easy reference by employees.

Default shipment locales                 Creates default shipping locations from the user profile
                                         for additional control over corporate purchasing. Any
                                         change to a ship-to address can be treated as a policy
                                         exception.

Detailed cost allocation                 Employees and managers can provide detailed cost
                                         allocation across multiple projects and cost centers at
                                         both the line item and document level.

Integrated business intelligence         Extensity's reporting tool allows managers to analyze
                                         expenses and adherence to corporate policies and
                                         approved vendor usage.


      EXTENSITY TIMESHEETS. Extensity Timesheets enables quick and accurate time capture for both project management and payroll automation. Timesheets allows employees to capture their hours and paid time off efficiently and accurately so managers and payroll professionals can focus on more strategic activities, as opposed to gathering, entering or verifying employee time data. For professional services organizations that bill clients, Extensity Timesheets streamlines processes to ensure timely and accurate client billing, which helps companies reduce write-offs and enhance cash flow. Users can quickly identify charge codes with an easy-to-use project code chooser. Extensity Timesheets centralizes time information so project managers can leverage critical data to evaluate project profitability, as well as employee/resource utilization. For organizations with large numbers of non-exempt employees, Extensity can be used to automatically calculate overtime and feed that information to the payroll system with no need for additional data entry. In addition, all companies can benefit from Extensity Timesheets' ability to capture employee paid time off, eliminating payroll data entry and increasing the accuracy of paid time off reporting. Extensity Timesheets integrates with existing financial systems, as well as with Extensity Expense Reports and Extensity Procurement to ensure accurate pictures of project performance, bill-back to clients, and total employee and departmental spending.


FEATURES                                                DESCRIPTION

Overtime calculation engine              Automatically calculates overtime for hourly workers
                                         according to local labor laws and exports this
                                         information to the payroll system, eliminating payroll
                                         data entry.


Drill-down project chooser               Enables users to quickly identify detailed project and
                                         task codes from thousands of options using drill-down
                                         menus and business rules to ensure accuracy.

Multiple viewing and data entry options  Allows users to enter and track time by calendar view or by project line item.

Flexible reporting periods               Configures multiple reporting periods for various groups
                                         of users.

Integrated business intelligence         Real-time reports, accessed directly from our Connect
                                         portal, notify users of items such as delinquent time
                                         sheets. Integrated business analytics provides deeper
                                         analysis of project and payroll-related time.

Management by exception                  Enables managers to review only those time sheets that
                                         require their attention by automatically approving time
                                         sheets that are within policy.

      EXTENSITY TRAVEL PLANS. Extensity Travel Plans automates the planning, approval and procurement process for corporate travel. The application enables users to plan and book business travel through a streamlined method that enforces corporate travel policies before travel expenses are incurred. Extensity Travel Plans provides an immediate link to information and resources needed by a business traveler, such as corporate travel policies, online booking systems and general travel information resources. Managers can easily review travel plans, as corporate travel policies are enforced at the trip-planning stage. Extensity Travel Plans can be seamlessly integrated with Extensity Expense Reports for an end-to-end business travel solution. Working in tandem, Extensity Expense Reports and Extensity Travel Plans offer an efficient and accurate travel management system. Together, the two applications provide a seamless flow of information, from pre-trip planning to post-trip expense reimbursement and give managers a comprehensive view of projected and actual costs for variance analysis.


FEATURES                                                DESCRIPTION

Industry average cost data                Integrates benchmark costs into the product to create an
                                          accurate itinerary for domestic and international
                                          travel, which allows the user to better estimate travel
                                          costs.

Policy enforcement                        Streamlines pre-trip approval process for cost savings
                                          and increased business efficiency, warning the user of
                                          out-of-policy items before costs are incurred.

Integrated online booking                 Extensity integrates with leading travel booking tools
                                          for seamless online booking of air, lodging and car
                                          rental.

Integrated with Extensity Expense Reports Can automatically approve expense reports that fall within the specified parameters of an approved travel
                                          plan.


Integrated business intelligence         Extensity's reporting tool allows managers to analyze
                                         expenses and monitor adherence to corporate policies.

      EXTENSITY SYSTEM ADMINISTRATOR TOOL. The Extensity System Administration Tool is an application designed to allow the business users within an organization to maintain the Extensity suite, minimizing reliance on the internal information technology staff or outside consultants. The interface is graphical and easy to use. Single or multiple administrators can be created for various departments, groups or functional areas. All systems changes are recorded in an audit log for further security.


FEATURES                                                DESCRIPTION

User and group setup and maintenance     Maintains all aspects of user and group information,
                                         such as department identification, group-specific
                                         business rules and individual approval authority. Allows
                                         administrators to perform group-wide editing.

Corporate data setup and maintenance     Enables a system administrator to modify corporate data
                                         values such as cost centers, departments, mileage rates
                                         and permitted charge codes.

Business rules setup and maintenance     Enables a system administrator to modify business rules
                                         and policies.

Document viewing and modification        Allows an administrator to view and modify work items by
                                         reassigning access privileges of a particular document.

      EXTENSITY BUSINESS INTELLIGENCE. Extensity's applications capture a wide range of corporate and employee data, with far more detail than is typically contained in a financial system of record. Extensity's business intelligence strategy is two-fold: real-time reporting accessible to all users and business intelligence tools for business analysts. Through our Extensity Connect interface, Extensity users can access reporting on everyday items such as unattached credit card transactions or delinquent or unapproved timesheets. For business analysis, Extensity has partnered with Business Objects, a respected leader in business intelligence, to provide world-class business intelligence. With these choices, Extensity provides organizations with comprehensive analytics that transform Extensity data into valuable information for vendor negotiation, policy compliance and enforcement, and proactive business management.


FEATURES                                 DESCRIPTION

Real-time user reporting                 Real-time access to user-specific data, such as credit
                                         card transactions awaiting attachment to an expense
                                         report or delinquent timesheets.

Simplified reporting database            Enables users to perform analysis of Extensity data
                                         either through the embedded Business Objects solution or
                                         through the user's own reporting solution.

Robust business analytics                Extensity uses the Business Objects product to deliver a
                                         configurable analytics solution complete with drill down
                                         capabilities and the ability for users to design
                                         reports.


Employee spending analytics              Access to data on employee-based financial processes,
                                         including expense, procurement, travel and time capture,
                                         for comprehensive reporting. Report on spending by
                                         employee, department, project, cost center, or division,
                                         or distill valuable data for vendor negotiation or
                                         employee utilization.

SERVICES

      We offer customers a comprehensive selection of implementation services, support and training. Our professional services organization consisted of 62 professionals as of December 31, 2001.

      IMPLEMENTATION. Implementation typically requires tailoring of business rules, configuration of workflow, integration of customer data, and integration with one or more financial systems, a human resources system and an external corporate credit card system. Extensity provides a highly configurable solution, and customers can choose from a range of services, including our Extensity Advantage Best-Practices Implementation. Extensity Advantage delivers a targeted 90-day implementation utilizing our experience working with global customers to configure a solution that can be delivered quickly and inexpensively, without sacrificing functionality or control. Implementations are performed by our professional services organization or a system integrator partner and are typically billed based on a daily rate.

      CUSTOMER SUPPORT AND MAINTENANCE. We provide support and maintenance services for each customer to whom we license an application. We offer three different support options for our workforce management applications, so customers can choose the level of support that best fits their business needs and resources. We have named our three support levels, Operations Support, Enterprise Support, and Mission Critical Support. Support and maintenance contracts are required for one year and can be renewed by the customer thereafter. Our customer support staff provides timely and accurate resolution of customer inquiries and is available via telephone, e-mail and fax. We also provide Extensity eSupport, a self-service Internet support option. Customers who choose Mission Critical Support, our most comprehensive support level, receive support services 24 hours per day, seven days per week.

      TRAINING. Extensity offers a comprehensive set of training and learning tools. The training curriculum covers application features for all users, prepares company trainers to redeliver the training, and teaches the application administrators--accounting personnel, help desk staff and implementation teams--how to modify the dynamic aspects of the applications. Training is conducted at our training facilities, the customer site or via Web broadcast. We also offer Web-based reference tools, which can be used for self-paced training.

TECHNOLOGY

      Our applications are fully standards-based, designed for the Internet and built upon an underlying architecture that is written in Java. Our applications run on standard Web browsers and servers and support leading relational database management systems (RDBMS), including Oracle, Sybase, Microsoft SQL Server and IBM DB2. The multi-tier architecture connects browser-based applications to application servers and the RDBMS through a corporate local area network (LAN), wide area network (WAN), intranet or secure Internet connection. Our technology performs messaging between clients and the application engine in real time over transmission control protocol/internet protocol (TCP/IP), the suite of communications protocols used to connect hosts on the internet, and makes database connections via standard Java database drivers. Our applications are inherently scalable, due to our multi-tier architecture employing thin clients, multi-threaded application servers and relational databases. In addition, our Java-based architecture enables Extensity to operate across multiple platforms within an organization, including Windows 95, 98 or NT, Macintosh, Solaris and Palm operating systems. Our upcoming release, Extensity 6, includes many technological advances, including moving to Java 2, the utilization of Java WebStart, and the addition of Connect portlets. Java 2 allows Extensity to make great strides in scalability and usability, while Java WebStart will enable Extensity applications to run independent of a browser and enable automatic updates to be pushed to the user seamlessly upon each connection with the server. New portlets, available through our Connect HTML interface, allow for access to real-time reports on user specific data, such as unattached credit cards.

      THE EXTENSITY ARCHITECTURE

      Building on a standards-based foundation, we have designed a component-based application infrastructure composed of readily configurable business rules, a workflow system and advanced data management capabilities. Each of these core elements plays a crucial role in deploying enterprise-wide solutions that can model a company's unique policies and processes, manage key business functions and scale to meet the needs of an organization of any size.

      BUSINESS RULES SYSTEM. Our business rules system allows each of our applications to be configured so that companies can effectively monitor their processes and policies. This system is also flexible and can be edited and modified as a company's processes and policies evolve. Employees are presented with appropriate warnings, explanations and message prompts to guide data entry and encourage conformance with corporate policies. The business rules dramatically reduce reworking of procedures, track and resolve policy exceptions online and eliminate re-keying of data into back-end systems. The business rules system permits management by exception, in which items requiring managerial attention are automatically highlighted so that managers need not review items that are clearly in compliance with established business rules.

      WORKFLOW SYSTEM. Our workflow system ensures that information flows through the organization in a timely, secure and efficient manner. Robust enterprise applications require database-driven workflow, rather than e-mail-based messaging, to provide increased security and reliability, data and transaction integrity, real-time availability, optimization for high performance and usage reporting. Workflow processes can be configured to reflect the unique process flow of documents and business processes in any organization. Our applications also permit e-mail notification to users as to status of a procedure or of events requiring attention, alteration and action. For example, after an employee has submitted an expense report, the system can notify him or her where the document is in the approval and reimbursement cycle. Similarly, an e-mail notification can alert a manager of a document that requires attention.

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

STRATEGIC RELATIONSHIPS

      To rapidly deliver a comprehensive, robust solution to our customers, we have established strategic relationships with companies in six categories: travel management, finance, implementation services providers, resellers, e-business infrastructure providers, and e-commerce and employee services providers.

      TRAVEL MANAGEMENT. We have established relationships with key partners in the travel management market, creating solutions for employee focused end-to-end travel management.

      AMADEUS/E-TRAVEL--Announced in October 2001, Extensity entered into an agreement with Amadeus and e-Travel, an Amadeus company, to jointly market our travel management solutions. This agreement initially provides for joint marketing and sales between the companies. Future plans include integration of Extensity's ERM solution with e-Travel's online suite of services. Under the terms of the agreement, customers will be able to access e-Travel's online booking service through a single sign-on in Extensity Connect and complete the entire travel booking process from pre-trip approval and automatic policy enforcement through to expense reimbursement. The integration of Extensity's Employee Relationship Management (ERM) solution with e-Travel's online travel procurement and fulfillment service provides seamless business travel planning, transacting and reporting.

      GETTHERE.COM--In April 2000, we partnered with Sabre Business Travel Solutions to provide an integrated e-commerce solution to approve, book, fulfill and expense corporate travel. In August 2000, Sabre acquired GetThere, Inc. Today, GetThere's online booking solution is a key integrated component in our Extensity Travel Plans application. As a leader in business-to-business online booking, GetThere.com provides airline, hotel and car rental bookings for our customers. GetThere.com and Extensity have joined forces to offer customers a completely integrated Web-based travel booking and expense reporting solution. The alliance capitalizes on the synergy between GetThere's Web-based Global Travel Manager, which links travelers and travel agencies to real-time travel information and reservations, and Extensity Travel Plans and Expense Reports. The integration between these products offer tremendous benefits to our mutual customers in supporting cost-efficient travel management from initial booking and approval through expense reporting and reimbursement, all via the Web.

      MCCORD TRAVEL MANAGEMENT--Announced in January 2002, McCord recommends Extensity to their customers, allowing the companies to provide an end-to-end travel management solution. Extensity will be a part of the overall travel management strategy that McCord creates and recommends to its customers. By including Extensity Travel Plans and Expense Reports as part of the travel solution, McCord's travel agents can concentrate on travel planning and booking rather than lengthy trip approval and reimbursement processes.

      ROSENBLUTH INTERNATIONAL--Rosenbluth International continues to develop innovative business applications and integrated systems, which enable it to provide highly personalized service to its clients. By integrating with Extensity Expense Reports, Rosenbluth provides and supports an innovative, flexible travel and expense management solution that adapts well to clients' internal accounting procedures.

      WORLDSPAN--As more and more companies reevaluate their traditional travel and expense processes, Worldspan and Extensity provide an automated travel management and expense reporting solution to significantly save time and processing costs. The partnership between Extensity and Worldspan is a natural extension of each company's core competencies, which translates to a high-caliber T&E solution for joint customers.

      WORLD TRAVEL PARTNERS/BTI-- This company's services span the globe through more than 1,200 offices in North America and the 2,800 locations of Business Travel International, a joint venture of more than 50 travel management companies operating in over 60 countries. Through their agreement, Extensity and World Travel Partners can offer a comprehensive business travel management solution.

      We also have partnerships in place with companies, such as Runzheimer International and OANDA, which provide access to information essential to travel planning. Runzheimer provides transportation cost benchmarks, while OANDA provides a currency conversion data service.

      FINANCE. Extensity Expense Reports accepts American Express, Diners Club, Visa and Master Card corporate card data feeds, allowing business travelers to select charges to automatically populate their expense reports. In the procurement card market, we work with Visa to integrate our applications suite with the Visa procurement card. American Express Purchasing Card data also feeds directly into Extensity Procurement, allowing employees to directly purchase smaller-ticket items without the complicated paperwork of traditional procurement systems. Our key finance partners also include JP Morgan Chase, GE Capital and US Bank.

      INTERPLX TECHNOLOGIES-- INTERPLX Technologies provides corporations of all sizes with automated services to manage the processing of expense transactions related to corporate travel and procurement. These services include electronic funds transfer to employees and corporate charge cards, document collection, auditing, imaging and archiving, and related integration services. The combination of Extensity Expense Reports and INTERPLX's document management and auditing services dramatically reduces the cost, processing time and risk of error traditionally associated with expense report processing. Within the Extensity application, an employee creates an expense report and submits it for approvals, which are governed by the automatic business rules and workflow established through the application. From there, INTERPLX downloads the reports for processing and payment and sends an e-mail notification of payment to the employee. INTERPLX then audits, images, and archives the reports. This joint solution eliminates the time-consuming manual processes involved in the expense reporting and payment process, resulting in significant cost savings.

      IMPLEMENTATION SERVICE PROVIDERS. We have formed partnerships with implementation services providers to both enhance our implementation capacity and expand our distribution. All of our partners are certified under our Extensity Certified Program.

      CAP GEMINI ERNST & YOUNG--CGEY's business solution, the "Connected Innerprise", includes leading solutions such as Extensity's integrated applications suite. The Connected InnerpriseSM uses Web-based technologies to connect people, processes, data and applications across the ValueWebSM. CGEY has a significant presence in North America, Europe and Asia.

      KPMG--We have a strategic partnership with KPMG Consulting AG, Germany. Under the terms of our agreement, KPMG Consulting AG has committed to marketing and implementing our solutions for travel planning and expense management for customers within its enterprise e-business strategies in Germany.

      To augment our implementation services worldwide, we have an additional network of certified implementation partners including TechSpan and Systime in the United States, and Princeton Consulting and Glue Ltd in Europe.

      RESELLERS. We have established relationships with solutions providers to resell our products.

      ELITE--Elite Information Systems and Extensity have entered into a strategic alliance under which Elite resells Extensity's suite of applications. Elite provides practice management and financial software products to more than 700 customers worldwide. Extensity's ERM solutions are marketed to those customers to help them lower operating costs and improve employee productivity by automating day-to-day processes, such as expense reporting, travel planning and procurement. Both companies benefit from this alliance. Through Elite's expertise with mid-market customers, typically defined as companies with 10 to 4,000 employees, Extensity reaches a previously untapped market.

      EMPLAZA--Emplaza is a 50/50 joint venture between Terra Networks and Meta4. The joint venture has been formed to create a virtual business-to-employee marketplace, while offering a comprehensive range of interactive services and products for the management of human resources and knowledge within companies. Under our agreement with Emplaza, users will be able to access our applications via a single sign-on through Emplaza, giving users one central point of access to the administrative applications they use every day. We also have an agreement whereby Emplaza can purchase our products at a discount and resell the products to its customers.

      E-BUSINESS INFRASTRUCTURE. We have established relationships with key solutions providers to deliver integrated ERM solutions to our customers. Cisco Systems has selected us as one of its key solutions providers to support its workforce management effort. We have an agreement with Cisco that establishes us as Cisco's strategic Internet Business Solutions software partner and Cisco as our strategic networking partner. This relationship includes a mutual agreement to integrate each party's sales and marketing plans and obligates each party to review the other party's respective architectures for possible product integration. In this initiative, Cisco has taken an active role in communicating to its customers the benefits of Extensity Expense Reports. Cisco also supports Extensity through sales assistance, customer referrals and co-marketing activities. Other e-business infrastructure partners include IBM, Microsoft, Netigy, Sun Microsystems and Sybase.

      E-COMMERCE AND EMPLOYEE SERVICES PROVIDERS. We have formed strategic relationships with several content, commerce and service providers to allow our network of customer employees to conduct commerce efficiently over the Internet.


      DIGITAL THINK--We have long been focused on providing solutions that enable companies to control costs related to travel and entertainment. Digital Think's solution is a natural fit as it adds a cost avoidance component to our suite of applications, as well as an increasingly important component to employee retention: e-Learning. Digital Think's online catalog of courses can be easily launched from within Extensity Connect, providing employees a common user experience.

      EVENTSOURCE--EventSource.com is the Internet's first online community for meeting planning. EventSource.com is used by corporate professionals to plan conferences, meetings, training, tradeshows, and sales and incentive programs.

      PROACT TECHNOLOGIES--ProAct Technologies is a leader in providing an integrated suite of employee benefits, HR, and life planning solutions to large companies, allowing employees to easily make informed health, wealth, and benefits choices online. By partnering with ProAct, we can further provide automated everyday HR processes, which translates into overall cost savings and improved efficiencies for companies.

      WEBEX--WebEx powers real-time meetings on the Web. Through Extensity Connect, we provide access to WebEx's Meeting Center Services providing an alternative to travel and further encouraging cost control.

MARKETING AND SALES

      We focus our marketing efforts on achieving brand recognition, market awareness and lead generation. The market for Extensity's product suite includes Global 2000 enterprises in many industries. We typically market to the senior financial officer in an organization, such as the Chief Financial Officer or Vice President of Finance, although decisions to implement a solution such as ours are usually made by a committee with representatives from various departments including, but not limited to, IT, travel, accounts payable and human resources.

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

      We sell the Extensity suite primarily through our direct sales organization operating in North America and Europe. Our North American sales force is divided into three sales regions: East, Central and West. We have sales offices in Emeryville, California; Irvine, California; Irving, Texas; Parsippany, New Jersey; Downer's Grove, Illinois; and Bethesda, Maryland. Our U.S. sales organization included 20 direct sales representatives as of December 31, 2001. Field-based sales engineers and sales development staff support our direct sales representatives. Our European offices are located in London, England and Frankfurt, Germany. Our European sales organization includes a European general manager. Three field-based engineers and sales staff support three direct sales representatives.

PRODUCT DEVELOPMENT

      We have been developing and enhancing the Java-based architecture of our applications for the Internet since 1996. We released our first Extensity application, Extensity Expense Reports, in March 1998. Extensity Expense Reports was one of the first workforce management applications to be developed specifically for the Internet. We introduced Extensity Travel Plans in December 1998 and Extensity Timesheets and Extensity Procurement in July 1999. These four applications comprise our suite of ERM applications. In March 2000, we launched Extensity Connect, an HTML interface to our applications plus Internet content and commerce and integrated reporting functionality.

      As of December 31, 2001, our engineering organization consists of 56 employees and is grouped according to the following areas of focus: product development, core technology, release engineering, mobile engineering, architecture, tools development, quality assurance and technical documentation. Each group within our engineering organization regularly shares resources and collaborates with other groups on code development, quality assurance and documentation. Our engineering organization includes a number of key individuals that have developed Internet applications and services and have extensive experience with Java-based application development. We believe that a technically skilled and experienced engineering organization is a key factor in the market acceptance of our applications and, accordingly, we plan to continue to make significant investments in our engineering organization and efforts to promote the success of our products.

      To date, we have made significant investments in our technology architecture and applications, and we believe they provide us with a significant competitive advantage.

Our research and development expenses, excluding amortization of non-cash stock based compensation, totaled $11.9 million in 2001, $13.3 million in 2000, $7.1 million in 1999 and $4.4 million in 1998. We intend to maintain our competitive advantage by continuing to focus on and refine our development efforts. Our engineering organization employs a defined product development methodology to each application, which includes technology and architectural roadmaps, product planning, requirement specifications, prototyping, design specifications, code review, identified program review points and beta testing.

      To implement our business strategy successfully, we must provide software applications and related services that meet the demands of our customers and prospective customers. We expect that competitive factors will create a continuing need for us to improve and add to our suite of software solutions. We will have to expend significant funds on engineering and other resources to continue to improve our suite of applications, and to properly anticipate and respond to consumer preferences and demands. As organizations' needs change with respect to their enterprise applications, our existing suite of software applications may require modifications or improvements. The addition of new products and services will also require that we continue to improve the technology underlying our applications.

COMPETITION

      The market for Internet-based ERM applications is intensely competitive. The key competitive factors affecting this market include a significant base of reference customers, the breadth and depth of products and product features, the quality and performance of our products, the core technology underlying our applications, a high level of customer service and the ability to implement our solutions rapidly. With respect to these factors, we believe that our ERM applications compete favorably.

      Our competitors in this market vary in size and in the scope and breadth of the products and services they offer. Companies offering one or more products that compete directly with our products include Ariba, Captura Software, Concur Technologies, IBM, Oracle Corporation, PeopleSoft Corporation and SAP Corporation. We also expect future competition from other established and emerging companies.

EMPLOYEES

      As of December 31, 2001, we had a total of 216 employees, including 56 in research and development, 68 in sales, marketing and business development, 62 in professional services and 30 in finance and administration. None of our employees are subject to a collective bargaining agreement and we believe our relationship with our employees is good.

                                  RISK FACTORS

THE FOLLOWING IS A DISCUSSION OF CERTAIN FACTORS THAT CURRENTLY IMPACT OR MAY IMPACT OUR BUSINESS, OPERATING RESULTS AND/OR FINANCIAL CONDITION. ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING INFORMATION ABOUT THESE RISKS IN EVALUATING OUR BUSINESS. THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO BUY OUR COMMON STOCK.

                         RISKS RELATED TO OUR BUSINESS
                         -----------------------------

OUR LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKE OUR BUSINESS PROSPECTS DIFFICULT TO EVALUATE.

      We were incorporated in November 1995 and commenced licensing of our software applications in March 1998. An investor in our common stock must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for employee relationship management software applications. Risks and difficulties include our ability to:

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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND EXPECT THIS TO CONTINUE INTO THE CURRENT FISCAL YEAR.

      Our business is new; we have offered products for a relatively short period of time; and our base of customers and prospective customers is still relatively small. We have spent significant funds to date to develop our current products and to develop our sales and market resources. We have incurred significant operating losses and have not achieved profitability. As of December 31, 2001, we had an accumulated deficit of $100.4 million. We expect to continue to invest in research and development to enhance current products and develop future products and support our current sales and marketing efforts that promote our company and our products in the marketplace. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses into the current fiscal year.

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

      - technical difficulties or "bugs" affecting the operation of our software; and

      - delays in the introduction of new or enhanced versions of our products.

      Due to our limited operating history, the early stage of our market and the factors discussed above, you should not rely on quarter-to-quarter comparisons of our results of operations as indicators of our future performance.

WE FACE INTENSE COMPETITION, WHICH COULD AFFECT OUR ABILITY TO INCREASE REVENUE, MAINTAIN OUR MARGINS AND INCREASE MARKET SHARE.


      The market for our internet-based employee relationship management software applications is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Companies offering one or more products directly competitive with our products include Ariba, Captura Software, Concur Technologies, IBM, PeopleSoft and Oracle. As a result of the large market opportunity for employee relationship management solutions we also expect competition from other established and emerging companies.

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

      Because the market for our products is subject to rapid technological change and evolving industry standards, the life cycles of our products are difficult to predict. Competitors may introduce new products or enhancements to existing products employing new technologies, which could render our existing products and services obsolete and unmarketable. For example, our currently available software applications are written entirely in the Java computer language. While we believe that this provides our solution with significant advantages in terms of functionality and flexibility, it is not clear whether Java-based systems will continue to maintain commercial acceptance.

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


IN ANY GIVEN QUARTER, OUR REVENUES HAVE BEEN DERIVED FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF A SMALL NUMBER OF MAJOR CUSTOMERS OR POTENTIAL CUSTOMERS COULD ADVERSELY IMPACT OUR QUARTERLY REVENUES OR OPERATING RESULTS.

      We expect that we will continue to derive a significant portion of our revenues from a relatively small number of customers in the future. Accordingly, the loss of a small number of major customers could materially and adversely affect our business, and the deferral or loss of anticipated orders from a small number of prospective customers could materially and adversely impact our quarterly revenues and operating results in any period.

IF WE FAIL TO MAINTAIN POSITIVE MARGINS ON SERVICE REVENUES IN THE FORESEEABLE FUTURE, OUR RESULTS OF OPERATIONS COULD SUFFER.

      For the year ended December 31, 2001, our service margins were positive. While we anticipate that our margins will continue to be positive in the future, we cannot guarantee that they will remain positive. Failure to maintain positive margins on service revenues would cause our business to suffer. For more information related to our costs associated with our service revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IF WE FAIL TO EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES THAT CAN PROVIDE IMPLEMENTATION AND CONSULTING SERVICES TO OUR CUSTOMERS, WE MAY BE UNABLE TO GROW OUR REVENUES AND OUR BUSINESS COULD BE HARMED.

      In order for us to focus more effectively on our core business of developing and licensing software solutions, we must continue to establish relationships with third parties that can provide implementation and consulting services to our customers. Third-party implementation and consulting firms can also be influential in the choice of employee relationship management software applications by new customers. To date, we have established relationships with several third-party implementation and consulting firms. In general, however, if we are unable to establish and maintain effective, long-term relationships with implementation and consulting providers, or if these providers do not meet the needs or expectations of our customers, we may be unable to grow our revenues and our business could be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to attain sufficient focus and resources from the third-party providers to meet all of our customers' needs, even if we establish relationships with these third parties. If sufficient resources are unavailable, we will be required to provide these services internally, which could limit our ability to expand our base of customers. A number of our competitors have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. Even if we are successful in developing additional relationships with third-party implementation and consulting providers, we will be subject to significant risk, as we cannot control the level and quality of service provided by third-party implementation and consulting partners.


OUR EXPECTATIONS OF FUTURE GROWTH DEPEND ON OUR ABILITY TO EXPAND
INTERNATIONALLY, AND FACTORS SPECIFIC TO OUR INTERNATIONAL EXPANSION MAY PREVENT US FROM ACHIEVING OUR ANTICIPATED GROWTH.

      Over time, we intend to expand our international operations to achieve our anticipated growth, but we may face significant challenges to our international expansion. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve broad acceptance in international markets, our products must be localized to handle a variety of factors specific to each international market, such as tax laws and local regulations. The incorporation of these factors into our products is a complex process and often requires assistance from third parties. We may not adequately address all of the factors necessary to achieve broad acceptance in our target international markets. Further, to achieve broad usage by employees across international organizations, our products must be localized to handle native languages and cultures in each international market. Localizing our products is also a complex process and we intend to continue working with third parties to develop localized products. To date, we have localized our product for the markets where the English language is the native language and completed translations for the German, French, Italian and Spanish languages.

      We have only a limited history of marketing, selling and supporting our products and services internationally. In 1999, we opened a regional office in the United Kingdom. In 2000, we expanded our European Operations through opening a second office in Frankfurt, Germany. As of December 31, 2001, we had a total of 13 employees in our international operations. For the twelve months ended December 31, 2001, we derived approximately 10% of our revenues from our international operations. To succeed internationally, we must react quickly to the business environment in which we operate overseas. Thus we must effectively monitor the size of our international workforce and make adjustments as necessary. During periods of growth we must hire and train experienced international personnel as well as recruit and retain qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training additional international staff. We must also be able to enter into strategic relationships with companies in international markets.

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


OUR SALES CYCLES ARE LONG AND UNPREDICTABLE, WHICH MAKES PERIOD-TO-PERIOD REVENUES DIFFICULT TO PREDICT.

      Because the market for our employee relationship management software products and related services is relatively new, we experience long and unpredictable sales cycles. The sales cycle for our employee relationship management software applications typically ranges from two to nine months. In the early stages of this market, our customers have frequently viewed the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. This decision process has sometimes resulted in customers taking a long period of time to assess alternative solutions by our competitors or deferring a purchase decision until the market evolves. Sales cycles continue to be long and the timing of purchase decisions by individual customers remain at times uncertain. We must continue to educate potential customers on the use and benefits of our products and services, as well as the integration of our products and services with additional software applications utilized by the individual customers. Because the sales cycle is long and the time of individual orders is uncertain, our period-to-period revenues are difficult to predict.


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

      We incorporate third-party software into our products. Currently, the third-party software we use includes application server software that we license from BEA Systems, off-line database software from Pointbase, off-line client server software from PUMATECH, synchronization software from AETHER Systems and reporting software from BUSINESS OBJECTS. We may incorporate additional third-party software into our products as we expand our product line and broaden the content and services accessible through our gateway. The operation of our products would be impaired if errors occur in the third-party software that we license. It may be more difficult for us to correct any errors in third-party software because the software is not within our control. Accordingly, our business would be adversely affected in the event of any errors in this software. Furthermore, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software.

OUR SUCCESS DEPENDS IN PART UPON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND WE MAY NOT BE ABLE TO DO SO ADEQUATELY.

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

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States of America. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products, or design around our proprietary intellectual property.

SECURITY AND OTHER CONCERNS MAY DISCOURAGE CUSTOMERS FROM PURCHASING OUR HOSTED PRODUCT.

      If customers determine that our hosted product is not scaleable, does not provide adequate security for the dissemination of information over the Internet, or is otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our hosted products for use on the Internet or on a subscription basis, our business will be harmed. As a hosted provider, we expect to receive confidential information including credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet and there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or otherwise harm our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Additionally, in the past, computer viruses and software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our software solutions or make them inaccessible to customers or suppliers. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition.

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

WE ARE THE TARGET OF A SECURITIES CLASS ACTION COMPLAINT AND ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT ATTENTION AND RESOURCES.

      In November 2001, the Company and certain of its officers and directors, as well as certain of the underwriters from the Company's initial public offering, were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and captioned FELZEN V. EXTENSITY, INC., ET AL., Case No. 01-CV-11246. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and its initial public offering underwriters violated the federal securities laws because the Company's registration statement and prospectus for its initial public offering contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. This action may divert the efforts and attention of our management and, if determined adversely to the Company, could have a material impact on our business.

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

OUR BUSINESS MAY FACE ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, WHICH WOULD CAUSE OUR BUSINESS TO SUFFER.

      In addition to the risks specifically identified in this Risk Factors section or elsewhere in this Annual Report, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which ultimately may impair our business, results of operations and financial condition.


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

MARKET PRICES OF TECHNOLOGY COMPANIES HAVE BEEN HIGHLY VOLATILE, AND THE MARKET FOR OUR STOCK MAY CONTINUE TO BE VOLATILE AS WELL.

      The stock market has experienced significant price and trading volume fluctuations and the market prices of technology companies generally, and Internet-related software companies particularly, have been extremely volatile. Investors may not be able to resell their shares at or above the price they paid for the stock. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Such litigation would likely result in substantial costs and diversion of management's attention and resources

INCREASING GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR, OR IMPOSE SALES AND OTHER TAXES ON THE SALE OF, OUR PRODUCTS AND SERVICES.

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

ITEM 3. LEGAL PROCEEDINGS

      In November 2001, the Company and certain of its officers and directors, as well as certain of the underwriters from the Company's initial public offering ("IPO"), were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and captioned FELZEN V. EXTENSITY, INC., ET AL., Case No. 01-CV-11246. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s (together with FELZEN V. EXTENSITY, INC., ET AL., the "IPO Lawsuits").

      On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the court. Thus, the Company has not been required to answer any of the complaints, and no discovery has been served on the Company.

      At a further status conference on March 11, 2002, Judge Scheindlin stated that she would appoint lead plaintiffs counsel in the IPO Lawsuits in mid-March 2002, and would require the appointed lead plaintiffs counsel to file amended, consolidated complaints by April 17, 2002. Defendants will not be expected to file motions to dismiss the amended, consolidated complaints until the summer of 2002. The Company, with the assistance of its legal counsel, intends to defend its position in this matter vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders.


EXECUTIVE OFFICERS AND OTHER OFFICERS OF THE REGISTRANT

The executive officers and other officers of Extensity are as follows:


NAME                   AGE    POSITION

Robert A. Spinner      44     President and Chief Executive Officer and Director
Sharam I. Sasson       47     Chairman of the Board of Directors and Founder
Kenneth R. Hahn        35     Chief Financial Officer
Elizabeth A. Ireland   43     Vice President of Marketing
Allen F. Nordgren      56     Vice President of Professional Services
Mark K. Oney           44     Vice President of Engineering
Donald E. Smith        43     Vice President of Hosted Operations & Customer Advocacy
David A. Yarnold       42     Vice President of Worldwide Sales
Rick L. Spickelmier    42     Chief Technology Officer
Jennifer H. Burt       40     Vice President of Human Resources


      ROBERT A. SPINNER has served as Extensity's President, Chief Executive Officer and director since April 1999. Prior to joining Extensity, from January 1995 to January 1999, Mr. Spinner served as Senior Vice President of Worldwide Sales and International Operations at Clarify, Inc., a provider of integrated sales and service solutions for the front office. From October 1988 to December 1994, Mr. Spinner served as Director of Western Regional Sales at Sybase, Inc., a relational database management software company. Mr. Spinner has also held technical positions at Applied Data Research, Inc. and Chevron Corporation. Mr. Spinner received a B.A. in mathematics from Washington University.

      SHARAM I. SASSON is the founder and Chairman of the board of directors of Extensity and has served as a director since our inception in 1995. Mr. Sasson served as our President and Chief Executive Officer until March 1999. Prior to founding Extensity, Mr. Sasson was an executive at Scopus Technology, a provider of enterprise customer information management systems which he co-founded in 1991. Mr. Sasson has also served as a research scientist at Lockheed Missile and Space Company and as a developer of structural modeling software at PMB/Bechtel Corporation. Mr. Sasson received a B.S. in civil engineering from Queen Mary College, University of London, an M.S. in structural engineering from City University in London, and a Master in Engineering from the University of California at Berkeley.

      KENNETH R. HAHN was appointed Extensity's Chief Financial Officer in December 1999, has served as Vice President of Finance and Administration since January 1999 and previously served as Corporate Controller from January 1998 to January 1999. From September 1995 to December 1997, Mr. Hahn was employed as a management consultant with The Boston Consulting Group, a strategy consulting firm. Mr. Hahn attended the Stanford Graduate School of Business, where he earned an MBA and was named an Arjay Miller Scholar. Mr. Hahn also held various positions at Price Waterhouse LLP, most recently as an Audit Manager. He received a B.A. in business administration from California State University, Fullerton and is a Certified Public Accountant and has held a Certified Management Accountant's license.

      ELIZABETH A. IRELAND has served as Extensity's Vice President of Marketing since January 1998. Prior to joining Extensity, Ms. Ireland was employed at MapInfo Corporation, a software company, from 1989 to October 1997, most recently as Vice President and General Manager of Internet Businesses. Additional positions held by Ms. Ireland at MapInfo Corporation include Vice President of Marketing and Business Development and Vice President of Information Products. Ms. Ireland received a B.S. in business administration from the University of South Carolina and has held a Certified Public Accountant's license.

      ALLEN F. NORDGREN has served as Extensity's Vice President of Professional Services since November 1997. Prior to joining Extensity, Mr. Nordgren was employed from June 1996 to November 1997 at Logica, Inc., a systems integrator, as Vice President and General Manager of Western U.S. Operations. From October 1992 to May 1996, Mr. Nordgren was employed at Sybase, Inc., a relational database management software company, most recently as Practice Director of Professional Services for the Northwest Region. Mr. Nordgren attended Bernard Baruch University and served four years in the U.S. Military.

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

      DONALD E. SMITH has served as Extensity's Vice President of Hosted Operations and Customer Advocacy since January 2000. Mr. Smith co-founded Clarify, Inc. in 1990, and held various management positions at Clarify until January 2000, including Vice President of Sales Engineering and Director of Quality Assurance, Product Design and Customer Support. Mr. Smith received a B.S.E.E. from the University of Nebraska at Lincoln.

      DAVID A. YARNOLD has served as Extensity's Vice President of Worldwide Sales since January 2002; previously, he served as Vice President of North American Sales from January of 2001 to December 2001, and Vice President of Business Development from August 1999 to January 2001. Prior to joining Extensity, from January 1996 to July 1999, Mr. Yarnold was employed at Clarify, Inc., most recently as Vice President of Northern American Sales. From January 1993 to October 1995, Mr. Yarnold served as Regional Vice President of Platinum Software Corporation, a financial software provider. Mr. Yarnold received a B.S. in accounting from San Francisco State University and has held a Certified Public Accountant's license.

      DR. RICK L. SPICKELMIER has served as Extensity's Chief Technology Officer since July 2000, and prior to this position he was Extensity's Server Architect. Prior to joining Extensity, from 1990 to 1998, Dr. Spickelmier served as the Director of Development at Objectivity, a supplier of object database management systems, and from 1988 to 1990 managed CAD framework development at the University of California at Berkeley. Dr. Spickelmier holds a Ph.D. and an M.S. in Electrical Engineering and Computer Sciences from the University of California at Berkeley and a B.S. in Electrical Engineering from Oregon State University.

      JENNIFER H. BURT has served as Extensity's Vice President of Human Resources since September 2000. Prior to joining Extensity, from May 2000 to September 2000, Ms. Burt served as Senior Director of Human Resources at Fatbrain, an online retailer, and from August of 1985 to May of 2000, at Viking Freight Inc., an overnight delivery company, she served as a Director of Human Resources.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Our Common Stock commenced trading on the Nasdaq National Market on January 27, 2000 under the symbol "EXTN" following our initial public offering at an offering price of $20.00 per share. Our present policy is to retain earnings, if any, to finance future growth. We have never paid a cash dividend and do not have plans to pay cash dividends in the foreseeable future. As of December 31, 2001, there were approximately 200 stockholders of record and the price per share of our common stock was $2.18.


      The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

                                                 High ($)      Low ($)
                                                 --------      -------
Year Ended December 31, 2001
  First Quarter                                    9.500        4.250
  Second Quarter                                  10.300        4.938
  Third Quarter                                   10.090        2.475
  Fourth Quarter                                   3.490        1.800
Year Ended December 31, 2000
  First Quarter                                   83.500       39.000
  Second Quarter                                  51.500        9.500
  Third Quarter                                   44.750       14.000
  Fourth Quarter                                  20.750        3.781

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for each of the three years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from our audited consolidated financial statements. The consolidated statements of operations data for the year ended 1998 and 1997 are derived from our audited consolidated statement of operations not included herein. The selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited balance sheets not included herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                            2001        2000        1999        1998        1997
                                                          --------    --------    --------    --------    --------
Revenues:
  Licenses                                                $ 20,790    $ 14,596    $  3,750    $    718    $     --
  Services and maintenance                                  14,091      10,272       3,064         409          --
  Hosted                                                       199          --          --          --          --
                                                          --------    --------    --------    --------    --------
    Total revenues                                        $ 35,080    $ 24,868    $  6,814    $  1,127    $     --
                                                          ========    ========    ========    ========    ========

Gross profit (loss)                                       $ 20,203    $  9,251    $  1,517    $   (517)   $     --
Loss from operations                                       (28,556)    (39,575)    (23,555)    (11,060)     (3,335)
Restructuring, impairment loss and other                     6,174          --          --          --          --
Non-cash stock based compensation expense                      509       3,977       4,352          --          --
In-process research and development                             --         318          --          --          --
Net loss                                                   (25,953)    (34,509)    (23,389)    (11,032)     (3,228)
Dividend relating to the beneficial coversion
  of Series F preferred stock                                   --          --       1,500          --          --
Net loss attributable to common stockholders               (25,953)    (34,509)    (24,889)         --          --
Basic and diluted net loss per share                      $  (1.09)   $  (1.63)   $ (11.20)   $  (8.25)   $  (4.35)
Shares used in computing basic and diluted net loss
per share                                                   23,840      21,206       2,222       1,338         742

Excluding restructuring, impairment loss and other amortization of non-cash stock based compensation and in-process research and development
Net loss                                                  $(19,270)   $(30,214)   $(20,537)   $(11,032)   $ (3,228)
Pro forma basic and diluted net loss per share            $  (0.81)   $  (1.36)   $  (1.45)   $  (8.25)   $  (4.35)

- See Note 1 to the Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

- The Company paid no cash dividends during the 5 year period

                                                                         DECEMBER 31,
                                                     ------------------------------------------------------
                                                       2001       2000       1999        1998        1997
                                                     --------   --------   --------    --------    --------
                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Cash, cash equivalents and short-term investments    $ 46,339   $ 79,620   $ 24,285    $ 10,883    $  2,560
Working capital                                        41,403     62,721     13,151       7,237       2,061
Total assets                                           59,222     99,762     31,661      13,811       3,584
Notes payable and capital lease obligations,
  noncurrent                                               54        368      1,285       2,471          --
Mandatorily redeemable convertible preferred stock         --         --     49,648      21,269       6,983
Total stockholders' equity (deficit)                   46,195     70,246    (35,061)    (15,012)     (4,040)





ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

      The following discussion and analysis of the financial condition and results of operations of Extensity should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

      Extensity was formed in November 1995 and introduced its first commercial product for general availability in March 1998. During this period, our operating activities consisted of the design and development of our product architecture and our first application, the building of our corporate infrastructure, and the development of our professional services and customer support organizations. Our first application, Extensity Expense Reports, was released for general availability in March 1998. We released Extensity Travel Plans in December 1998 and Extensity Timesheets and Extensity Purchase Reqs in July 1999. Extensity Connect, our portalized application front end, role-based reporting tool, and content and commerce gateway was released in March 2000. We expect to introduce the newest version of our suite of products, Extensity 6.0, in the first half of 2002.

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

      In February 2001, we opened a sales office in Sydney, Australia; however, we closed the Sydney office in July of 2001, as part of our restructuring plan. We continue to support our European operations, however, as part of our restructuring plan implemented in July 2001, we significantly reduced our resources in this region to match the current business environment. For the twelve months ended December 31, 2001 and 2000 revenues derived from our international operations represented approximately 10% and 11%, respectively, of total revenues. In 1999, all of the Company's revenues were derived from U.S. customers.

 CRITICAL ACCOUNTING POLICIES

      Our critical and significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to an understanding of our financial position and results of operations. Application of many of these policies requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. In general, these estimates or judgments are based on the historical experience of our management, prevailing industry trends, information provided by our customers and information available from other outside sources, each as appropriate. Actual results may differ from these estimates under different conditions. Our critical accounting policies include:

Revenue recognition

Revenues are derived from software licenses and related services, which include implementation and integration, technical support, training and consulting. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions".

Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed fixed or determinable are recognized in the period they become due.

Services revenue primarily comprises revenue from consulting fees, maintenance contracts and training. Services revenue from consulting and training is recognized as the service is performed.

Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year.

In the event the Company enters into a contract involving significant implementation, customization or services which are essential to the functionality of the software, license and service revenues are recognized over the period of each engagement, using the percentage-of-completion method. Labor hours incurred is used as the measure of progress towards completion. Revenue for these arrangements is classified as license revenue and services revenue based upon our estimates of fair value for each element and recognizes the revenue based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

The Company has entered into agreements under which value added resellers receive unspecified future products during the terms of the arrangements (typically two years) in consideration for upfront non-refundable fees. Consistent with the provisions of SOP 97-2, the Company recognizes such fees ratably, on a subscription basis, over the terms of the arrangements.

The Company has accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") as follows:

      o Customers are required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. The Company uses the renewal rate as vendor-specific objective evidence of fair value for maintenance.


      o The Company charges standard hourly rates for consulting services based upon the nature of the services and experience of the professionals performing the services. The Company has a history of selling services separately.

      o For training, the Company charges standard course rates for each course based upon the duration of the course, and such courses are separately priced in contracts. The Company has a history of selling such courses separately.

      o Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue.



Bad Debt Allowance:

The Company bills its customers only if collectibility is reasonably assured. The Company estimates the amount of uncollectible receivables each period and establishes an allowance for uncollectable amounts. The amount of the allowance is based on the age of unpaid amounts, information about the ongoing creditworthiness of customers, and other relevant information. Estimates of uncollectable amounts are revised each period, and changes are recorded in the period they become known.

Deferred Tax Assets:

The Company has provided a full valuation reserve related to its net deferred tax assets. In the future, if sufficient evidence of the Company's ability to generate sufficient future taxable income becomes apparent, the Company may be required to reduce its valuation allowance. Management evaluates the realizability of the deferred tax assets and the need for a valuation allowance quarterly.

Restructuring:

The calculation of the estimated sublease loss reserve for vacated facilities requires that management must make estimates of potential future sublease income. Management analyzes current market conditions for real estate with the assistance of reputable commercial real estate brokers. However, future actual sublease income may materially differ from estimated amounts.

Recent Accounting Pronouncements:

      In July of 2001, the FASB issued SFAS No. 141 "BUSINESS COMBINATIONS" and SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on January 1, 2002. The adoption of these accounting standards did not result in a significant impact on our financial position or results of operations for any historic transactions.

      In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No.144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "REPORTING RESULTS OF OPERATIONS REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No.144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No.144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No.144 to have a material impact on the Company's financial position or results of operations.

      In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products". This issue presumes that consideration from a vendor to a customer or a reseller should not be recorded as revenue unless (1) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale to the customer, such that the vendor could have entered into an exchange transaction with a party other than a purchaser of its products and services in order to receive that benefit and (2) the benefit's fair value can be reasonably estimated. This Issue is to be adopted no later than in annual or interim financial statements for periods beginning after December 15, 2001. We adopted the provisions of this consensus in the fourth quarter of fiscal 2001. Such adoption had no impact on our financial position or results of operations.


      In November 2001, the FASB issued Announcement D-103, which states that out-of-pocket expenses should be recorded as revenue in fiscal periods commencing after December 15, 2001. We will adopt the provisions of this Announcement as of January 1, 2002.



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

                      SUMMARY CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)


                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                       2001      2000      1999
                                                     -------   -------   -------
Revenues:
  Licenses                                           $20,790   $14,596   $ 3,750
  Services and maintenance                            14,091    10,272     3,064
  Hosted                                                 199        --        --
                                                     -------   -------   -------
        Total revenues                               $35,080   $24,868   $ 6,814
                                                     =======   =======   =======

Cost of revenues:(*)
  Licenses                                           $ 1,430   $   705   $   195
  Services and maintenance                            12,960    14,236     4,758
  Hosted                                                 422        --        --
                                                     -------   -------   -------
                                                     $14,812   $14,941   $ 4,953
                                                     =======   =======   =======

Operating expenses:(*)
  Sales and marketing                                $23,453   $26,783   $11,202
  Research and development                            11,932    13,288     7,052
  General and administrative                           6,756     5,136     2,810
  Restructuring, impairment loss and other             6,174        --        --
  In-process research and development                     --       318        --

Interest income, net                                 $ 2,621   $ 5,111   $   166

(*) Amounts exclude the amortization of non-cash stock based compensation as follows:

Cost of revenues:
  Services and maintenance                           $    65   $   677   $   344
Operating expenses:
  Sales and marketing                                    244     1,279       989
  Research and development                                76       774     1,045
  General and administrative                             124     1,247     1,974
                                                     -------   -------   -------
                                                     $   509   $ 3,977   $ 4,352
                                                     =======   =======   =======



REVENUES

      Total revenues were $35.1 million, $24.9 million and $6.8 million in 2001, 2000 and 1999, respectively, representing increases of 41% from 2000 to 2001 and 265% from 1999 to 2000. For the year ended December 31, 2001, no customer accounted for 10% or more of total revenues. For the years ended December 31, 2000 and December 31, 1999 sales to one customer accounted for 10% and 11%, respectively, of total revenues.

      LICENSE REVENUES. License revenues were $20.8 million, $14.6 million and $3.8 million in 2001, 2000 and 1999, respectively, representing increases of 42% from 2000 to 2001 and 289% from 1999 to 2000. The increase in these periods was attributable to our growing customer base, an increase in amount of license revenue recognized upon shipment (while continuing to recognize revenue from our deferred balances for contracts initiated prior to the third quarter of 2001), an increase in the revenue attributable to our indirect sales channels and to a lesser extent, an increase in the average size of the sales contracts entered into by our customers. Revenues from our indirect channels may decrease in 2002.

 SERVICE AND MAINTENANCE REVENUES. Service and maintenance revenues were $14.1 million, $10.3 million and $3.1 million in 2001, 2000 and 1999, respectively, representing increases of 37% from 2000 to 2001 and 235% from 1999 to 2000. The increase in these periods were attributable to our growing customer base, an increase in professional services revenues recognized on a time and materials basis, an increase in revenues recognized from work performed on partner integration, and to a lesser extent, an increase in the average size of the sales contracts entered into by our customers.

      HOSTED REVENUES. Our hosted revenues were $199,000 for the year ended December 31, 2001. This is the first fiscal year the Company has recognized revenue from this offering. The Company does not believe these revenues will be a significant percentage of total revenues in the near term. As discussed in
Note 12 of the Notes to the Financial Statements, we incurred an impairment charge associated with our hosted offering.

COST OF REVENUES

      Total cost of revenues were $14.8 million, $14.9 million and $5.0 million in 2001, 2000 and 1999, respectively, representing approximately no increase from 2000 to 2001 and an increase of 202% from 1999 to 2000.

      COST OF LICENSE REVENUES. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation and shipping. Cost of license revenues were $1.4 million, $705,000 and $195,000 in 2001, 2000 and 1999 respectively, representing increases of 103% from 2000 to 2001 and 262% from 1999 to 2000. The increase in both periods was due primarily to increased sales activity. As a percentage of license revenues, cost of license revenues was 6.9%, 4.8% and 5.2% in 2001, 2000 and 1999, respectively. Cost of revenues as a percentage of license revenue may increase over the current level in the future as we incorporate additional third-party products in our offerings.

      COST OF SERVICE AND MAINTENANCE REVENUES. Cost of service and maintenance revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. Cost of service and maintenance revenues were $13.0 million, $14.2 million and $4.8 million in 2001, 2000 and 1999, respectively, representing a decrease of 9% from 2000 to 2001 and an increase of 199% from 1999 to 2000. As a percentage of service and maintenance revenues, cost of service and maintenance revenues were 92%, 139% and 155% in 2001, 2000 and 1999. The decrease from 2000 to 2001 was attributed to a 246% decrease in third party consulting costs offset in part by 40% higher payroll costs as the Company replaced third party consultants with permanent employees. Approximately 34% of the increase from 1999 to 2000 was attributed to our hiring of additional service and maintenance personnel, and approximately 49% was due to an increase in costs for third party contractors. Total service and maintenance revenues exceeded costs of service and maintenance revenues in 2001. Total cost of service and maintenance revenues exceeded our service and maintenance revenues in 2000 and 1999, as we have built our consulting and customer support groups in advance of growing contract volume. We are seeking to reduce our cost of service revenues as a percentage of total revenues and are also seeking to engage third parties to provide services related to our applications.

COST OF HOSTED REVENUES. Cost of hosted revenues consists primarily of compensation and related overhead costs for personnel engaged in supporting the hosted customer base, server costs, and telecommunications charges. We started recognizing revenue for the hosted product in the third quarter of 2001. The cost of hosted revenues for 2001 was $422,000, representing expenses for the third and fourth quarters of 2001 therefore, on a year-to-year comparison, cost of hosted revenues will increase. However, on a quarter-to-quarter basis, the Company does not expect these costs to significantly increase.

 OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including commissions and marketing program costs. Sales and marketing expenses were $23.5 million, $26.8 million and $11.2 million in 2001, 2000 and 1999 respectively, representing a decrease of 12% from 2000 to 2001 and an increase of 139% from 1999 to 2000. As a percentage of total revenues, sales and marketing expenses were 67%, 108% and 164% in 2001, 2000 and 1999. Approximately 63% of the decrease from 2000 to 2001 was attributed to lower marketing program spending and 21% to lower payroll costs associated with our restructuring plan implemented in July of 2001. Approximately 67% of the increase from 1999 to 2000 was attributable to increased compensation, commissions and other related costs associated with hiring additional sales representatives, management and marketing personnel and 19% of the increase was attributable to increased spending on marketing programs. Commission charges will vary depending upon the sales activity. Sales and marketing expenses may increase in the long term if we expand our domestic and international sales force and increase our marketing efforts.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation and related personnel costs and fees associated with contractors. Research and development expenses were $11.9 million, $13.3 million and $7.1 million in 2001, 2000 and 1999, respectively, representing a decrease of 10% from 2000 to 2001 and an increase of 88% from 1999 to 2000. As a percentage of total revenues, research and development expenses were 34%, 53% and 103% in 2001, 2000 and 1999. Approximately 60% of the decrease from 2000 to 2001 was attributed to lower costs for third party consultants. Approximately 66% of the increase from 1999 to 2000 was attributed to the addition of personnel and 19% due to an increase in consulting services. These increases resulted from our continuing efforts to add enhancements to our existing software applications and to develop software applications that incorporate new functionality into our integrated suite. Research and development expenses may increase in the long term if we make additional investments in our technology and products.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses were $6.8 million, $5.1 million and $2.8 million in 2001, 2000 and 1999, respectively, representing increases of 32% from 2000 to 2001 and 83% from 1999 to 2000. As a percentage of total revenues, general and administrative expenses were 19%, 21% and 41% in 2001, 2000 and 1999. The increase from 2000 to 2001 was primarily attributed to hiring additional human resources and internal information technology personnel. Approximately 60% of the increase from 1999 to 2000 was attributable to hiring additional executive and financial personnel and 40% to general administrative costs. General and administrative expenses may increase in the long term if we expand our operations.

      RESTRUCTURING, IMPAIRMENT LOSS AND OTHER. For the year ended December 31, 2001, restructuring, impairment loss and other expenses were $6.2 million comprised of $4.5 million in restructuring, a $1.3 million impairment of assets associated with building the hosted offering and $377,000 of other expenses. The $4.5 million in restructuring charges were made up of $2.2 million in lease costs, a $1.6 million write-off of property and equipment and $700,000 in severance and benefits.

AMORTIZATION OF NON-CASH STOCK BASED COMPENSATION

      Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized, using the accelerated method of the Financial Accounting Standards Board ("FASB") Interpretation No. 28, "ACCOUNTING FOR STOCK APPRECIATION RIGHTS AND OTHER VARIABLE OR AWARD PLANS", over the four-year vesting period of the granted options. Accordingly, our results from operations will include deferred compensation expense at least through 2003. We recognized $509,000, $4.0 million and $4.4 million of this expense in 2001, 2000 and 1999, respectively. The lower expense in 2001 is primarily attributable to the impact of forfeitures and the use of an accelerated method of amortization. The remaining expense to be recognized in 2002 and 2003 is $504,000. We estimate that we will recognize approximately $450,000 of expense in fiscal 2002; however, this amount may change as employee terminations and accelerated vesting impact the amortization schedule.

IN-PROCESS RESEARCH AND DEVELOPMENT

      In process research and development expense was $318,000 for the year ended December 31, 2000. This expense was incurred in connection with the acquisition of a company. Substantially the entire purchase price was allocated to in-process research and development as technological feasibility of the acquired product had not been established and no future alternative use existed at the time of purchase. Furthermore, the acquired company had no revenues, no other tangible or intangible assets and only one employee. There were no acquisitions made in 2001 or 1999.

INTEREST INCOME, NET

      Interest income, net was $2.6 million, $5.1 million and $166,000 in 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 was attributed to lower interest rates and lower cash, cash equivalent and short-term investment balances. The increase from 1999 to 2000 was attributed to interest earned on the proceeds from the Company's IPO. Interest income will fluctuate depending upon the overall interest rate environment and our cash, cash equivalent and short-term investment balances.

PROVISION FOR INCOME TAXES

      Since inception, we have incurred net losses for federal and state tax purposes and have not recognized any material tax provision or benefit. As of December 31, 2001, we had net operating loss carryforwards of $82.7 million and $33.9 million for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards, if not utilized, expire through 2021 and 2011, respectively. We also have research and development credit carryforwards of $2.7 million for federal and state tax purposes. The federal research and development credits expire through 2021 and the state credits expire when exhausted. Federal and state tax laws will impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in our ownership that constitutes an ownership change, as defined in Section 382 of the Internal Revenue Code.

      We have placed a valuation allowance against our net deferred tax assets due to the uncertainty of the realization of these assets. The allowance totaled $33.0 million at December 31, 2001, resulting in no net deferred tax asset. We evaluate on a quarterly basis the recoverability of net deferred tax assets and the level of valuation allowance. When we have determined that it is more likely than not that the deferred tax assets are realizable, we will reduce the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have financed our operations and funded our capital expenditures through proceeds from our IPO completed in January 2000 and the private sale of equity securities, supplemented by loan facilities and equipment leases. Aggregate net proceeds to date from private equity financings totaled $42.3 million and proceeds from the Company's IPO were $83.3 million, net of offering costs of approximately $2.2 million. As of December 31, 2001, we had $46.3 million in cash, cash equivalents and short-term investments and $41.4 million in working capital.

      Net cash used in operating activities was $30.9 million for the year ended December 31, 2001, and $22.1 million for the year ended December 31, 2000. For the year ended December 31, 2001 cash used in operating activities was primarily attributed to a net loss of $26.0 million, adjusted for a non-cash charge associated with the write-off of computer equipment and software of $2.9 million, depreciation and amortization of $2.4 million, a decrease in deferred revenue of $12.6 million, a decrease of $2.8 million in accounts payable and a decrease in accrued liabilities of $1.1 million offset by a decrease in accounts receivable of $2.9 million, a decrease in prepaids of $1.4 million and an increase in other current and noncurrent liabilities of $1.3 million. For the year ended December 31, 2000 net cash used in operating activities was primarily attributable to a net loss of $34.5 million, adjusted for the amortization of deferred stock compensation of $4.0 million and offset by an increase in deferred revenue of $6.0 million, an increase in accounts payable of $4.6 million and an increase in accrued liabilities of $3.0 million. We expect that net cash used in operating activities will decrease in the year ending December 31, 2002.

      Net cash provided by investing activities was $9.6 million for the year ended December 31, 2001 and net cash used in investing activities was $32.2 million for the year ended December 31, 2000. Excluding capital expenditures of $2.4 million and $5.7 million in 2001 and 2000, respectively, investing activities consisted of short-term investment maturities in 2001 and purchases of short-term investments in 2000.

      Net cash provided by financing activities was $100,000 for the year ended December 31, 2001, due to payments on notes payable and capital lease obligations of approximately $1.4 million, offset by proceeds from employee stock plans of approximately $1.5 million. Net cash provided by financing activities was $84.4 million for the year ended December 31, 2000, primarily due to the net proceeds of $83.3 million from the Company's IPO.

      Presently, we anticipate that our existing capital resources will meet our operating and investing needs for at least the next twelve months. We have $46.3 million in cash, cash equivalents and short-term investments. As discussed in
Note 5 to the consolidated financial statements, we have approximately $12.7 million in capital and operating lease commitments coming due through 2006. In particular, we believe that our current uncommitted cash balances are sufficient to fund any existing cash obligations or commercial commitments as well as any cash needed for planned operating activities. After that time, we cannot be certain that additional funding will be available on acceptable terms or at all. Furthermore, should our operating results be worse than expected, we could use more cash in funding operating activities which would diminish our capital resources. While we do not presently anticipate a need for additional capital, if we do require additional capital resources to grow our business, execute our operating plans, or acquire complementary technologies or businesses, at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in additional dilution to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

      We develop products in the United States and market our products in North America and, to a lesser extent, in Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because our revenues are typically denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

INTEREST RATE RISK

      We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS

The following consolidated financial statements, and the related notes thereto, of Extensity and the Report of Independent Accountants are filed as part of this Form 10K.

                                      INDEX

                                                                          Page
                                                                          ----

Report of Independent Accountants                                          40

Consolidated Balance Sheets as of December 31,                             41
2001 and 2000

Consolidated Statements of Operations for the years                        42
ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity                            43
(Deficit) for the years ended December 31, 2001, 2000
and 1999

Consolidated Statements of Cash Flows for the years                        44
ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements                                 45

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Extensity, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Extensity, Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 15, 2002, except for the last paragraph of Note 9
  as to which the date is March 6, 2002

                                 EXTENSITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS
                                                                           December 31,
                                                                      ----------------------
                                                                         2001         2000
                                                                      ---------    ---------
Current assets:
  Cash and cash equivalents                                           $  19,456    $  40,695
  Short-term investments                                                 26,883       38,925
Trade accounts receivable, net of allowance for doubtful accounts
  of $676 and $466, respectively                                          5,393        8,527
  Prepaid and other current assets                                        1,835        3,443
                                                                      ---------    ---------
    Total current assets                                                 53,567       91,590
Property and equipment, net                                               3,657        6,279
Restricted long-term investments                                          1,397        1,436
Other assets                                                                601          457
                                                                      ---------    ---------
    Total assets                                                      $  59,222    $  99,762
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $   3,672    $   6,434
  Accrued liabilities                                                     3,977        5,125
  Deferred revenue                                                        3,488       16,041
  Capital lease obligations, current portion                                240          486
  Notes payable, current portion                                             --          783
  Sublease loss accrual and other current liabilities                       787           --
                                                                      ---------    ---------
    Total current liabilities                                            12,164       28,869
Capital lease obligations, noncurrent portion                                54          368
Sublease loss accrual and other noncurrent liabilities                      809          279
                                                                      ---------    ---------
    Total liabilities                                                    13,027       29,516
                                                                      ---------    ---------
Commitments and Contingencies (Note 5)

Stockholders' equity:
  Common stock, $0.001 par value
  75,000,000 shares authorized and 24,871,147 and 24,144,938 shares
  outstanding as of December 31, 2001 and 2000, respectively                 25           24
Additional paid-in capital                                              147,394      147,475
Deferred stock compensation                                                (504)      (2,679)
Notes receivable from stockholders                                         (433)        (380)
Accumulated comprehensive income                                            155          295
Accumulated deficit                                                    (100,442)     (74,489)
                                                                      ---------    ---------
    Total stockholders' equity                                           46,195       70,246
                                                                      ---------    ---------
    Total liabilities and stockholders' equity                        $  59,222    $  99,762
                                                                      =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 EXTENSITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)



                                                     YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2001       2000       1999
                                                 ---------  ---------  ---------
Revenues:
  Licenses                                       $ 20,790   $ 14,596   $  3,750
  Services and maintenance                         14,091     10,272      3,064
  Hosted                                              199         --         --
                                                 ---------  ---------  ---------
    Total revenues                                 35,080     24,868      6,814
                                                 ---------  ---------  ---------

Cost of revenues: (*)
  Licenses                                          1,430        705        195
  Services and maintenance                         13,025     14,912      5,102
  Hosted                                              422         --         --
                                                 ---------  ---------  ---------
    Total cost of revenues                         14,877     15,617      5,297
                                                 ---------  ---------  ---------

  Gross profit                                     20,203      9,251      1,517
                                                 ---------  ---------  ---------

Operating expenses: (*)
  Sales and marketing                              23,697     28,063     12,191
  Research and development                         12,008     14,062      8,097
  General and administrative                        6,880      6,383      4,784
  Restructuring, impairment loss and other          6,174         --         --
  In-process research and development                  --        318         --
                                                 ---------  ---------  ---------
    Total operating expenses                       48,759     48,826     25,072
                                                 ---------  ---------  ---------

Loss from operations                              (28,556)   (39,575)   (23,555)

Interest income                                     2,768      5,460        667
Interest expense                                     (147)      (349)      (501)
Provision for income taxes                            (18)       (45)        --
                                                 ---------  ---------  ---------
Net loss                                         $(25,953)  $(34,509)  $(23,389)
                                                 =========  =========  =========
Dividend relating to the beneficial conversion
  feature of Series F preferred stock                  --         --     (1,500)
                                                 ---------  ---------  ---------
Net loss attributable to common stockholders     $(25,953)  $(34,509)  $(24,889)
                                                 =========  =========  =========
Other comprehensive loss:
  Change in cumulative translation adjustment        (140)       300         (5)
                                                 ---------  ---------  ---------
Total comprehensive loss                         $(26,093)  $(34,209)  $(23,394)
                                                 =========  =========  =========

Basic and diluted net loss per share             $  (1.09)  $  (1.63)  $ (11.20)
Shares used in computing basic and diluted
  net loss per share                               23,840     21,206      2,222

(*) Amounts include non-cash stock based compensation as follows:

Cost of revenues:
  Services and maintenance                       $     65   $    677   $    344
Operating expenses:
  Sales and marketing                                 244      1,279        989
  Research and development                             76        774      1,045
  General and administrative                          124      1,247      1,974
                                                 ---------  ---------  ---------
                                                 $    509   $  3,977   $  4,352
                                                 =========  =========  =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 EXTENSITY, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  Notes
                                                  Common Stock     Additional   Receivable     Deferred      Accumulated
                                              -------------------   Paid-in       from          Stock      Comprehensive
                                                 Shares    Amount   Capital    Stockholders  Compensation      Income
                                              -----------  ------  ----------  ------------  ------------  -------------
Balance at December 31, 1998                    2,350,815   $ 2    $      77      $  --        $     --         $  --
Issuance of common stock upon exercise of
  stock options                                 1,855,091     2          621       (230)             --            --
Deferred stock compensation                            --    --       10,205         --         (10,205)           --

Amortization of deferred stock compensation            --    --           --         --           4,352            --

Repayment of note receivable from
  stockholder                                          --    --           --        100              --            --

Beneficial conversion feature- Series F
  preferred stock                                      --    --           --         --              --            --

Cumulative translation adjustment                      --    --           --         --              --            (5)

Net loss                                               --    --           --         --              --            --
                                              -----------   ---    ----------     ------       ---------        ------
Balance at December 31, 1999                    4,205,906     4       10,903       (130)         (5,853)           (5)

Issuance of common stock in initial
  public offering, net of underwriters
  discount and issuance costs of $2.2
  million                                       4,600,000     4       83,352         --              --            --
Issuance of common stock upon conversion
  of convertible preferred stock               14,594,549    15       49,633         --              --            --
Issuance of common stock upon exercise
  of stock options                                432,966     1        1,068       (250)             --            --
Issuance of commons stock upon exercise
  of Warrants                                     175,038    --           34         --              --            --
Issuance of common stock in connection
  with the employee stock purchase plan           136,479    --        1,682         --              --            --

Deferred stock compensation                            --    --        1,881         --          (1,881)           --

Forfeiture of unvested stock options                   --    --       (1,078)        --           1,078            --
Amortization of deferred stock compensation
  and other                                            --    --           --         --           3,977            --
Cumulative translation adjustment                      --    --           --         --              --           300
Net loss                                               --    --           --         --              --            --
                                              -----------   ---    ----------     ------        --------        ------
Balance at December 31, 2000                   24,144,938    24      147,475       (380)         (2,679)          295

Issuance of common stock upon exercise of
  stock options                                   414,009     1          445         --              --            --
Issuance of common stock in connection
  with the employee stock purchase plan           292,200    --        1,045         --              --            --

Issuance of common stock for services
  rendered                                         20,000    --           95         --              --            --

Forfeiture of unvested stock options                   --    --       (1,666)        --           1,666            --
Amortization of deferred stock compensation
  and Other                                            --    --           --         --             509            --
Interest earned on notes receivable from
  stockholders                                         --    --           --        (53)             --            --

Cumulative translation adjustment                      --    --           --         --              --          (140)


Net loss                                               --    --           --         --              --            --
                                              -----------   ---    ----------     ------       ---------        ------
Balance at December 31, 2001                  $24,871,147   $25    $ 147,394      $(433)       $   (504)        $ 155
                                              ===========   ===    =========      ======       =========        =====

                                                                 Total
                                                             Stockholders'
                                                Accumulated     Equity
                                                  Deficit      (Deficit)
                                                -----------  -------------
Balance at December 31, 1998                     $ (15,091)   $(15,012)
Issuance of common stock upon exercise of
  stock options                                         --         393
Deferred stock compensation                             --          --

Amortization of deferred stock compensation             --       4,352

Repayment of note receivable from
  stockholder                                           --         100

Beneficial conversion feature- Series F
  preferred stock                                   (1,500)     (1,500)

Cumulative translation adjustment                       --          (5)

Net loss                                           (23,389)    (23,389)
                                                 ----------   ---------
Balance at December 31, 1999                       (39,980)    (35,061)

Issuance of common stock in initial
  public offering, net of underwriters
  discount and issuance costs of $2.2
  million                                               --      83,356
Issuance of common stock upon conversion
  of convertible preferred stock                        --      49,648
Issuance of common stock upon exercise
  of stock options                                      --         818
Issuance of commons stock upon exercise
  of Warrants                                           --          34
Issuance of common stock in connection
  with the employee stock purchase plan                 --       1,682

Deferred stock compensation                             --          --

Forfeiture of unvested stock options                    --          --
Amortization of deferred stock compensation
  and other                                             --       3,977
Cumulative translation adjustment                       --         300
Net loss                                           (34,509)    (34,509)
                                                 ----------   ---------
Balance at December 31, 2000                       (74,489)     70,246

Issuance of common stock upon exercise of
  stock options                                         --         446
Issuance of common stock in connection
  with the employee stock purchase plan                 --       1,045

Issuance of common stock for services
  rendered                                              --          95

Forfeiture of unvested stock options                    --          --
Amortization of deferred stock compensation
  and Other                                             --         509
Interest earned on notes receivable from
  stockholders                                          --         (53)

Cumulative translation adjustment                       --        (140)


Net loss                                           (25,953)    (25,953)
                                                 ----------   ---------
Balance at December 31, 2001                     $(100,442)   $ 46,195
                                                 ==========   =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 EXTENSITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Years Ended December 31,
                                                                     --------------------------------
                                                                       2001        2000        1999
                                                                     --------    --------    --------
Cash flows from operating activities:
  Net loss                                                           $(25,953)   $(34,509)   $(23,389)
  Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization                                    2,361       1,772         908
       Allowance for doubtful accounts                                    210         266         200
       Amortization of deferred stock compensation and other              509       3,977       4,352
       In-process research and development                                 --         318          --
       Common stock issued for services rendered                           95          --          --
       Interest earned on notes from stockholders                         (53)         --          --
       Amortization of debt discount and lease line issuance costs         48         100          88
       Write-off of computer equipment and software                     2,882          --          --

  Changes in operating assets and liabilities:
       Accounts receivable                                              2,924      (5,617)     (2,197)
       Prepaids and other current assets                                1,420      (2,165)     (1,624)
       Other assets                                                      (144)         80
       Accounts payable                                                (2,762)      4,600       1,485
       Accrued liabilities                                             (1,148)      2,980       1,239
       Deferred revenue                                               (12,553)      5,990       7,538
       Other current liabilities                                          757          --          --
       Other noncurrent liabilities                                       530          78          61
                                                                     ---------   ---------   ---------
         Cash used in operating activities                            (30,877)    (22,130)    (11,339)
                                                                     ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of short-term investments                                 (48,649)    (81,305)    (21,761)
  Maturities of short-term investments                                 60,691      56,249      13,536
  Capital expenditures                                                 (2,433)     (5,742)     (1,322)
  Business acquisition                                                     --         (90)         --
  Restricted long-term investments                                         39      (1,360)          6
                                                                     ---------   ---------   ---------
        Cash provided by (used in) investing activities                 9,648     (32,248)     (9,541)
                                                                     ---------   ---------   ---------
 Cash flows from financing activities:
  Payments on notes payable                                              (819)     (1,228)     (1,117)
  Payments on capital lease obligation                                   (572)       (306)       (446)
  Proceeds from sale-lease back                                            --          --         254
  Proceeds from exercise of stock options and warrants                    446         853         493
  Net proceeds from issuance of preferred stock                            --          --      26,878
  Net proceeds from issuance of common stock for the ESPP               1,045       1,682          --
  Net proceeds from issuance of common stock                               --      83,356          --
                                                                     ---------   ---------   ---------
         Cash provided by financing activities                            100      84,357      26,062
                                                                     ---------   ---------   ---------

Effect of exchange rate on cash and cash equivalents                     (110)        300          (5)

Increase (decrease) in cash and cash equivalents                      (21,239)     30,279       5,177

Cash and cash equivalents, beginning of year                           40,695      10,416       5,239
                                                                     ---------   ---------   ---------
Cash and cash equivalents, end of year                               $ 19,456    $ 40,695    $ 10,416
                                                                     =========   =========   =========

Supplemental cash flow information:

  Interest paid                                                      $    147    $    349    $    435
                                                                     =========   =========   =========
  Income taxes paid                                                  $     18    $     45    $      1
                                                                     =========   =========   =========

Noncash investing and financing activities:
  Notes & interest receivable from stockholders                      $     53    $    250    $    130
                                                                     =========   =========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 EXTENSITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BASIS OF PRESENTATION

      Extensity, Inc. (the "Company") provides Internet-based workforce optimization software applications designed to improve the productivity of employees across the enterprise and to enhance enterprise operating efficiency. The Company was incorporated in Delaware in November 1995.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Revenue recognition

Revenues are derived from software licenses and related services, which include implementation and integration, technical support, training and consulting. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions".

Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed fixed or determinable are recognized in the period they become due.

Services revenue primarily comprises revenue from consulting fees, maintenance contracts and training. Services revenue from consulting and training is recognized as the service is performed.

Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year.

In the event the Company enters into a contract involving significant implementation, customization or services which are essential to the functionality of the software, license and service revenues are recognized over the period of each engagement, using the percentage-of-completion method. Labor hours incurred is used as the measure of progress towards completion. Revenue for these arrangements is classified as license revenue and services revenue based upon our estimates of fair value for each element and recognizes the revenue based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

The Company has entered into agreements under which value added resellers receive unspecified future products during the terms of the arrangements (typically two years) in consideration for upfront non-refundable fees. Consistent with the provisions of SOP 97-2, the Company recognizes such fees ratably, on a subscription basis, over the terms of the arrangements.

The Company has accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") as follows:

      o Customers are required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. The Company uses the renewal rate as vendor-specific objective evidence of fair value for maintenance.

      o The Company charges standard hourly rates for consulting services based upon the nature of the services and experience of the professionals performing the services. The Company has a history of selling services separately.

      o For training, the Company charges standard course rates for each course based upon the duration of the course, and such courses are separately priced in contracts. The Company has a history of selling such courses separately.

      o Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue.

CONCENTRATION OF CREDIT RISK AND CERTAIN RISKS

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company's accounts receivable are derived from revenue earned from customers located primarily in the United States. The Company performs credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The Company wrote off approximately $164,000 and $60,000 in accounts receivable in 2001 and 2000, respectively.

      At December 31, 2001, no customers accounted for 10% or more of accounts receivable. At December 31, 2000, two customers accounted for 32% and 10% of total accounts receivable.

      No customer accounted for 10% or more of total revenue in 2001. One customer accounted for approximately 10% and 11% of total revenues in 2000 and 1999, respectively. Approximately 10% and 11% of the Company's revenues were derived from our international business, primarily in Europe, in 2001 and 2000, respectively. In 1999, all of the Company's revenues were derived from U.S. customers.

      The market in which the Company competes is characterized by changing customer needs, frequent new software product introductions and rapidly evolving industry standards. Significant technological change could adversely affect the Company's operating results.

      The Company operates in one single reportable business segment and, therefore, no disclosures under SFAS No.131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", are necessary. Virtually all of our long-lived assets are located in the United States of America.


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

FOREIGN CURRENCY TRANSLATION

      The functional currency for the Company's international subsidiary is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue, expenses, gains and losses are translated at the exchange rate on the date those elements are recognized. Translation adjustments are included in other comprehensive income (loss).

CASH AND CASH EQUIVALENTS

      The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company periodically maintains cash balances at banks in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

SHORT-TERM INVESTMENTS

      The Company accounts for its investments in quality corporate debt securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". The Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. As of December 31, 2001, the Company's carrying value of its short-term investments approximated their amortized cost basis.

RESTRICTED LONG-TERM INVESTMENTS

      The restricted long-term investments consist of several one-year certificates of deposit required as collateral for the Company's letters of credit (Note 5).


SOFTWARE DEVELOPMENT COSTS

      The Company capitalizes software development costs under the provisions of SFAS No. 86, "ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED". Capitalization of computer software development costs begins upon the establishment of technological feasibility, which the Company has defined as completion of a working model. The Company has not capitalized any software development costs to date as costs that would qualify were immaterial and has charged software development costs as incurred to research and development expense in the accompanying consolidated statements of operations.

ADVERTISING COSTS

      Amounts received under co-marketing agreements with strategic partners are recorded as a reduction of advertising expenses incurred in connection with such agreements. Immaterial amounts have been received during the three-year period ended December 31, 2001.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of the assets. Currently, our computer hardware and software and assets under capital lease are amortized over three years and furniture and fixtures, leasehold improvements and office equipment are amortized over six years (Note 3).

      When assets are sold or retired, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred.

IMPAIRMENT OF LONG - LIVED ASSETS

      The company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell (Note 12).

INCOME TAXES

      Income taxes are accounted for in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME" TAXES. Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.


STOCK BASED COMPENSATION

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES"(APB No. 25) and complies with the disclosure provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION". Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of the Company's stock and the exercise price of the option on the measurement date, which is typically the date of grant.

      In March of 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION," an interpretation of APB No.25. FIN 44 was effective July 1, 2000. In June of 2001, the Company executed a stock option exchange program and accounted for the stock options exchange program according to FIN 44 (Note 9).

      The Company accounts for options granted to non-employees under SFAS No.
123. Under SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", options are recorded at their fair value on the measurement date, which is typically the date of grant.

NET LOSS PER SHARE

      Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.


Diluted net loss per share does not include the effect of the following potential common shares for the periods presented (in thousands):

                                                                       Years End December 31,
                                                                    --------------------------
                                                                      2001     2000     1999
                                                                    -------- -------- --------
Shares issuable under stock options                                   4,467    5,089    2,943
Shares of unvested stock subject to repurchase                          147      699    1,139
Shares issuable pursuant to warrants to purchase common
and convertible preferred stock                                                   20      184
Shares of convertible preferred stock on an "as if converted" basis      --       --   14,594
                                                                    -------- -------- --------
                                                                      4,614    5,808   18,860
                                                                    ======== ======== ========


      The weighted-average exercise price of stock options outstanding was $4.29, $9.73 and $2.10 as of December 31, 2001, 2000 and 1999, respectively. The weighted average repurchase price of unvested stock was $2.22, $1.50 and $0.38 as of December 31, 2001, 2000 and 1999, respectively. The exercise price of warrants outstanding was $14.50 as of December 31, 2001 and 2000 and $3.08 as of December 31, 1999.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July of 2001, the FASB issued SFAS No. 141 "BUSINESS COMBINATIONS" and SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on January 1, 2002. The adoption of these accounting standards did not result in a significant impact on our financial position or results of operations for any historic transactions.

      In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No.144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "REPORTING RESULTS OF OPERATIONS REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No.144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No.144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No.144 to have a material impact on the Company's financial position or results of operations.

      In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products". This issue presumes that consideration from a vendor to a customer or a reseller should not be recorded as revenue unless (1) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale to the customer, such that the vendor could have entered into an exchange transaction with a party other than a purchaser of its products and services in order to receive that benefit and (2) the benefit's fair value can be reasonably estimated. This issue is to be adopted no later than in annual or interim financial statements for periods beginning after December 15, 2001. We adopted the provisions of this consensus in the fourth quarter of fiscal 2001. Such adoption had no impact on our financial position or results of operations.


      In November 2001, the FASB issued Announcement D-103 which states that out-of-pocket expenses should be recorded as revenue in fiscal periods commencing after December 15, 2001. We will adopt the provisions of this Announcement as of January 1, 2002.


3. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                               December 31,
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
                                                              (In thousands)
Computer hardware and software                             $ 4,256      $ 6,013
Furniture and fixtures                                       1,479        1,209
Leasehold improvements                                         705          385
Office equipment                                               219          219
Assets under capital leases                                  1,847        1,847
                                                           --------     --------
                                                             8,506        9,673
Less accumulated depreciation and amortization              (4,849)      (3,394)
                                                           --------     --------
Total property and equipment, net                          $ 3,657      $ 6,279
                                                           ========     ========



      Accumulated amortization relating to assets under capital leases amounted to $1,846,950 and $1,291,437 as of December 31, 2001 and 2000, respectively.


4. INCOME TAXES

      The provision for income taxes for the years ended December 31, 2001 and 2000 relate to foreign income tax associated with the Company's European subsidiary. The difference between the amount of income tax benefit recorded of zero and the amount of income tax benefit calculated using the federal statutory rate of 34% is primarily due to net operating losses being fully offset by a valuation allowance. Significant components of the Company's deferred tax balances are as follows (in thousands):

                                                               December 31,
                                                         -----------------------
                                                           2001          2000
                                                         ---------     ---------
Deferred tax assets:
Net operating loss carry forwards                        $ 30,100      $ 23,000
Research and development credit carryforwards               2,650         1,900
Other                                                         200           300
                                                         ---------     ---------
      Total deferred tax assets                            32,950        25,200
Valuation allowance                                       (32,950)      (25,200)
                                                         ---------     ---------
      Net deferred tax assets                            $     --      $     --
                                                         =========     =========



      Due to the uncertainty of realization, a valuation allowance has been provided to offset net deferred tax assets at December 31, 2001 and 2000. The increase in the valuation allowance was $7.7 million, $11.4 million and $8.0 million during the years ended December 31, 2001, 2000 and 1999, respectively.

      As of December 31, 2001, the Company had net operating loss carryforwards of approximately $82.7 million and $33.9 million for federal and state income tax purposes, respectively. Such carryforwards expire through 2021 and 2011 for federal and state income tax purposes, respectively. At December 31, 2001, the Company also had research and experimentation tax credit carryforwards of $2.7 million for federal and state purposes, respectively. The federal research and experimentation credits expire through 2021 and the state credits expire when exhausted.

      Under the Tax Reform Act of 1986, the benefits from net operating loss and tax credit carry-forwards may be impaired or limited in certain circumstances including as a result of a cumulative ownership change of more than 50%, as defined, over a three-year period. The issuance of the Company's convertible preferred securities may have resulted in a limitation on utilization of such net operating loss carryforwards.

5. COMMITMENTS AND CONTINGENCIES

      The Company leases certain equipment under various non-cancelable capital leases. The capital leases expire through 2003. The Company leases office space under various non-cancelable operating leases expiring through 2006. Rental expense was approximately $3,021,000, $2,212,000 and $864,000 for the years ended December 31, 2001, 2000 and 1999, respectively, net of sublease income of approximately $156,000 in 2001. Minimum future rental payments under capital and operating leases at December 31, 2001 are as follows (in thousands):

DECEMBER 31, 2001                                           CAPITAL    OPERATING
-------------------------------------------------           -------    ---------
2002                                                         $ 257      $ 3,067
2003                                                            55        2,622
2004                                                            --        2,688
2005                                                            --        2,688
2006                                                            --        1,687
                                                            -------    ---------
      Total minimum lease payments                             312       12,752
Less sublease income                                                       (350)
                                                                       ---------
Less amount representing interest and discount                 (18)     $12,402
                                                            -------    =========
Present value of minimum lease payments                        294
Less current portion of capital lease obligations             (240)
                                                            -------
Long term portion                                            $  54
                                                            =======



      In connection with certain capital lease transactions, in 1999, the Company granted to the lessor warrants to purchase 22,425 shares of Series D preferred stock at an exercise price of $3.30 per share. Such warrants were valued at approximately $44,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 40%, risk-free interest rate of 6% and expected life of 10 years. The value of these warrants was recorded as a long-term asset, which is being amortized over the capital lease term of 4 years. Such amortization amounted to $17,000, $11,000 and $11,000 during the years ended December 31, 2001, 2000 and 1999, respectively. On the effective date of the company's IPO all outstanding preferred stock was converted to common stock. These warrants were exercised in 2000 in exchange for common stock. There were no outstanding warrants as of December 31, 2001.

      The Company has established letters of credit totaling $1,397,000 for the benefit of the Company's office space lessor and credit card processor. These letters of credit are collateralized by certificates of deposit amounting to $1,397,000. As of December 31, 2001, no amounts were outstanding under these letters of credit.


      The Company and certain of its officers and directors, as well as certain of the underwriters from the Company's initial public offering were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and captioned FELZEN V. EXTENSITY, INC. ET AL., CASE NO. 01-CV-11246. The plaintiffs seek unspecified monetary damages and other relief. The Company believes these charges to be without merit and therefore, has not accrued any amounts in connection with this matter.

6. DEBT

      In March 1998, the Company entered into a loan and security agreement with a lender for $3,500,000. Borrowings under this loan accrued interest at an average rate of 11.4% per annum and matured through December 31, 2001. The agreement provided the lender with the right to exercise warrants to purchase 137,878 shares of Series D preferred stock at an exercise price of $3.30 per share. The Company recorded the loan at a discount of approximately $265,000, which was allocated to the warrants. The debt discount was calculated in accordance with the provisions of APB No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANT". The fair value of the warrants was estimated on the date of grant using the Black-Scholes valuation model with expected volatility of 40%, risk-free interest of 6% and expected life of 10 years. Amortization of the debt discount was recorded as interest expense and amounted to $36,000, $88,000 and $88,000 for the years ended December 31, 2001, 2000 and 1999. On the effective date of the company's IPO all outstanding preferred stock was converted to common stock. These warrants were exercised in 2000 in exchange for common stock. There were no outstanding warrants as of December 31, 2001. The loan was repaid in full during fiscal 2001.

7. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK
   WARRANTS

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Mandatorily Redeemable Convertible Preferred Stock consists of the following (in thousands except share data):

                                                      OUTSTANDING
                                                         SHARES         AMOUNT
                                                      ------------     ---------
Balance at December 31, 1998                           10,361,729        21,269
  Issuance of Series E preferred stock                  3,732,820        22,379
  Issuance of Series F preferred stock                    500,000         4,500
  Series F beneficial conversion feature                       --         1,500
                                                      ------------     ---------
Balance at December 31, 1999                           14,594,549        49,648
  Conversion to common stock                          (14,594,549)      (49,648)
                                                      ------------     ---------
Balance at December 31, 2000                                   --      $     --
                                                      ============     =========



      On December 16, 1999, the Company sold 500,000 shares of its Series F Preferred Stock at a price of $9.00 per share for gross proceeds of $4.5 million in cash to an investor. The difference between the deemed fair value of the series F preferred stock of $12.00 and the price per share of $9.00 was deemed to be a beneficial conversion feature analogous to a dividend to the preferred stockholders as prescribed under the provisions of EITF 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS". The value of the beneficial conversion feature of $1.5 million was recognized immediately at the date of issuance as the preferred stockholders had the right to convert their preferred shares at their option.

      On January 27, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering ("IPO") of 4,600,000 shares of its common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial offering price of $20.00 per share (the "Offering"). All preferred stock was converted to common stock on the effective date of the company's IPO. Each share of Series A, B, C, D, E, and F preferred stock was converted into common stock at the option of the stockholder on a one-for-one basis, subject to certain adjustments. Holders of preferred stock received one vote for each share of common stock into which such shares were converted.

PREFERRED STOCK WARRANTS ISSUED IN CONNECTION WITH FINANCINGS

      On January 29, 1997, the Company entered into a loan and security agreement with a bank. During fiscal 1997, $250,000 was drawn on the loan and was repaid in the same year. This loan expired on June 15, 1997. In conjunction with this loan agreement, the Company issued to the lender a warrant to purchase 23,585 shares of Series B preferred stock at an exercise price per share of $1.59. The Company recorded the loan at a discount of $24,000 which was allocated to the warrant and amortized as interest expense during 1997. The fair value of the warrant was estimated on the date of grant using the Black-Scholes valuation model with expected volatility of 60%, risk-free interest of 5.50% and expected life of 5 years. On the effective date of the company's IPO all outstanding preferred stock was converted to common stock. These warrants were exercised in 2000 in exchange for common stock. There were no outstanding warrants in connection with this transaction as of December 31, 2001.

      During 1998, the Company entered into financing agreements with a financial institution (see Note 6). In conjunction with these transactions, the Company issued to the financial institution warrants to purchase shares of Series D preferred stock at an exercise price of $3.30 per share. On the effective date of the company's IPO all outstanding preferred stock was converted to common stock. These warrants were exercised in 2000 in exchange for common stock. There were no outstanding warrants in connection with this transaction as of December 31, 2001.

8. COMMON AND PREFERRED STOCK

      During 2000, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of its authorized shares of common stock to 75,000,000 and authorized 5,000,0000 shares of preferred stock.

      During the year ended December 31, 1999, the Company loaned to three officers an aggregate of $230,000 to exercise options to purchase 933,439 shares of the Company's common stock. The officers paid $193,750 in cash in conjunction with these exercises. A promissory note of $100,000 to one of the officers, bearing interest at 4.77% and due on February 28, 2004 was repaid in full, including interest of $3,000, in November of 1999. The notes of the other two officers bear interest at 5.87%, are due on July 16, 2004 and are collateralized by their personal assets.

      During the year ended December 31, 2000, the Company loaned $250,000 to an officer to exercise options to purchase 90,000 shares of the Company's stock. The officer paid $560,000 in cash in conjunction with this exercise. The promissory note is due January 17, 2005 and bears interest at a rate of 6.12% per annum and is collateralized by the officer's personal assets.

COMMON STOCK WARRANTS

      In October of 2000, The Company granted warrants to a service provider to purchase 20,000 shares of the Company's common stock at an exercise price of $14.50 per share. These warrants vest ratably over a two-year period and expire in October 2007. The Company is accounting for these warrants under the variable accounting provisions of FIN 44. The charge for fiscal 2001 and 2000 amounted to $66,000 and $10,500, respectively, using the Black Scholes valuation model with the following variables: expected volatility of 90%, risk free interest of 6% and expected life of 7 years. The warrants were not exercised as of December 31, 2001.

9. STOCK OPTIONS

1996 STOCK OPTION PLAN

      In 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) under which eligible employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price generally not less than 100% of the fair value of the common stock on the date of the grant for incentive stock options and nonstatutory stock options. The 1996 Plan, as amended through December 31, 2001, allows for the issuance of a maximum of 8,960,462 shares of the Company's common stock and an annual replenishment of the shares of common stock authorized for issuance there under equal to the lesser of (a) 1,300,000 shares, (b) 4% of the outstanding shares on such date or
(c) a lesser amount to be determined by the Board. The options granted under the 1996 Plan vest according to varying schedules determined by the 1996 Plan Administrator, currently the Board of Directors. Options generally vest over four years and expire ten years from the date of grant.

2000 NONSTATUTORY STOCK OPTION PLAN

      In August 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option plan (the 2000 Plan) under which eligible employees can receive options to purchase shares of the Company's common stock at a price generally not less than 100% of the fair value of the common stock on the date of grant for non statutory options. The 2000 Plan as amended through December 31, 2001, allows for a maximum of 3,394,845 shares of the Company's common stock and an annual replenishment of the shares of common stock authorized for issuance on the first day of the Company's fiscal year (the "calculation date") beginning on January 1, 2002, equal to 4% of the outstanding shares on the calculation date. The Board may act, prior to the first day of any fiscal year of the Company, to increase the share reserve by such number of shares as the Board shall determine, which number shall be less than 4% of the outstanding shares on the calculation date. The options granted under the 2000 Plan vest according to varying schedules determined by the 2000 Plan Administrator. Options generally vest over four years and expire ten years from the date of grant. The 2000 plan explicitly excludes Officers and Directors, however, the company may grant Options to Officers in connection with the Officer's initial employment.

      A summary of the activity under the 1996 and 2000 Plans since inception is set forth below:

                                                Options Outstanding
                                  ----------------------------------------------
                                   Number of         Price          Aggregate
                                    Shares         Per Share          Price
                                  ----------    ---------------   --------------
                                                                  (In thousands)

Balance at December 31, 1997       1,012,923    $0.100 - $ 0.160    $    149
Options granted                    1,066,500    $0.160 - $ 0.330         280
Options exercised                   (357,001)   $0.100 - $ 0.160         (53)
Options forfeited                   (115,874)   $0.100 - $ 0.160         (18)
                                  -----------                       ---------
Balance at December 31, 1998       1,606,548    $0.050 - $ 0.330         359
Options granted                    3,495,872    $0.330 - $ 9.000       6,336
Options exercised                 (1,855,091)   $0.050 - $ 1.500        (623)
Options forfeited                   (304,747)   $0.160 - $ 9.000        (134)
                                  -----------                       ---------
Balance at December 31, 1999       2,942,582    $0.100 - $ 9.000       5,938
Options granted                    2,959,950    $5.375 - $38.813      46,853
Options exercised                   (432,966)   $0.100 - $ 9.000      (1,068)
Options forfeited                   (381,127)   $0.100 - $38.813      (2,205)
                                  -----------                       ---------
Balance at December 31, 2000       5,088,439    $0.100 - $38.813      49,504
Options granted                    3,398,950    $2.150 - $ 9.090      13,935
Options exercised                   (414,009)   $0.100 - $ 7.500        (446)
Options forfeited                 (3,039,429)   $0.160 - $38.813     (41,422)
                                  -----------                       ---------
Balance at December 31, 2001       5,033,951    $0.160 - $37.250    $ 21,571
                                  ===========                       =========

      The following table summarizes information with respect to stock options outstanding at December 31, 2001:

                   Options Outstanding                              Options Exerciseable
-------------------------------------------------------------     ------------------------
                                     Weighted        Weighted                     Weighted
                                      Average         Average                      Average
   Range of            Number        Remaining       Exercise       Number        Exercise
Exercise Prices      Outstanding  Contractual Life     Price      Exercisable      Price
----------------     -----------  ----------------   --------     -----------     --------
$0.160 - $ 1.500      1,066,993         7.22          $ 0.635        394,591      $ 0.611
$2.150 - $ 2.280      1,995,638         9.94          $ 2.275        290,626      $ 2.280
$2.450 - $ 8.820      1,405,107         7.87          $ 6.417        421,624      $ 6.931
$9.000 - $37.250        566,213         8.38          $12.954        230,318      $12.498
                      ---------                                    ---------
$0.160 - $37.250      5,033,951         8.61          $ 4.285      1,337,159      $ 5.339



      The Plans allows certain option holders to exercise their options prior to vesting. However, such exercises are subject to repurchase by the Company if not vested. The Company's repurchase right lapses over a four year period. As of December 31, 2001, 146,873 shares of common stock acquired by option holders are subject to repurchase by the Company.

      The Company accounts for employee and board of director stock options in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123.

      Under APB No. 25, compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options at the measurement date, which in the case of employee stock options is typically the date of grant. For financial reporting purposes, the Company has determined that the deemed fair market value on the date of grant of certain employee stock options issued prior to the IPO was in excess of the exercise price of the options. This amount is recorded as deferred compensation and is classified as a reduction of stockholders' equity and is amortized as a charge to operations over the vesting period of the applicable options. The vesting period is generally four years. The fair value per share used to calculate deferred compensation was derived by reference to the preferred stock values and the Company's initial public offering price range. Consequently, the Company Recorded deferred stock compensation of $1,881,000 and $10,205,000 during the years ended December 31, 2000 and 1999, respectively. Amortization recognized for the years ended December 31, 2001, 2000 and 1999 totaled $509,000, $3,977,000 and $4,352,000, respectively.

      The weighted average fair values of the options granted in fiscal 2001, 2000 and 1999 were $4.10, $15.83 and $1.80, respectively.

      Had compensation cost for option grants to employees been determined consistent with SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share data):

                                                   Years Ended December 31,
                                               ---------------------------------
                                                  2001        2000       1999
                                               ---------   ---------   ---------
Net Loss:
As reported                                    $(25,953)   $(34,509)   $(24,889)
Pro forma net loss                             $(27,765)   $(38,042)   $(24,762)
Pro forma net loss per share, basic
  and diluted                                  $  (1.16)   $  (1.79)   $ (11.14)



      The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future years as additional grants are made each year and options vest over several years.

      The fair value of each option grant was estimated on the date of grant using the minimum value options pricing model with the following weighted average assumptions by period:

                                                      Years Ended December 31,
                                               ---------------------------------
                                                  2001        2000       1999
                                               ---------   ---------   ---------
Risk-free interest rate                             3.7%        6.2%        5.6%
Expected volatility                                 108%        189%         --
Expected life (in years)                            1.7         1.5           4
Dividends                                            --          --          --



      Because the Company was not publicly traded until January 27, 2000, the date of the IPO, volatility was not considered in the determining the value of options granted to employees in the 1999.


STOCK OPTION EXCHANGE

      Pursuant to a Tender Offer Statement filed with the SEC on May 4, 2001, employees surrendered for cancellation 1,744,400 options to purchase shares of the Company's common stock at exercise prices ranging from $5.44 to $38.81. In exchange, the Company on June 6, 2001 granted short-term options to purchase 174,440 shares of the Company's common stock at an exercise price of $8.82 covering ten percent (10%) of the number of shares that were cancelled.

      The grant of short-term options was accounted for as prescribed under the provisions of FIN No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION". For the twelve months ended December 31, 2001, the Company did not incur any compensation expense associated with such options.

      On December 12, 2001 the Company granted new options equal to ninety percent (90%) of the number of shares that were cancelled on June 5, 2001. The number of new options actually granted on December 12, 2001, totaling 1,366,560 shares is less than the amount cancelled on June 5, 2001 as a result of employee terminations related to our restructuring plan implemented in July 2001. The exercise price of the new options is $2.28, the closing price of the Company's Common Stock on the date of grant. The new options have the same vesting schedule as the cancelled options and will expire if not exercised ten years from the grant date or earlier if employment is terminated.

      The short-term options vested on December 6, 2001 and expired unexercised on March 6, 2002.

10. EMPLOYEE SAVINGS AND INVESTMENT PLANS

401(K) PLAN

      In January 1998, the Company adopted a 401(k) plan for employees. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. The Company made no matching or discretionary contributions during 2001, 2000 or 1999.

EMPLOYEE STOCK PURCHASE PLAN

      The Company's 2000 Employee Stock Purchase Plan was adopted by the board of directors and stockholders of Extensity in November 1999 and became effective upon the closing of the IPO in January of 2000. A total of 1,235,241 shares have been reserved for issuance under the purchase plan. The purchase plan provides for automatic annual increases in the number of shares reserved for issuance under the plan in an amount equal to the lesser of 1) 1.5% of the outstanding shares on such date, 2) 500,000 shares or 3) such lesser amount as may be determined by the board. Under the purchase plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employee's cash compensation. The purchase price will be 85% of the common stock fair value at the lower of certain plan-defined dates. As of December 31, 2001, there have been 428,679 shares issued and 805,910 shares reserved for future issuance.

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

12. RESTRUCTURING, IMPAIRMENT LOSS AND OTHER

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

      The following table sets forth an analysis of the components of the restructuring charge and the payments made against the accrual through December 31, 2001 (in thousands):

                                                             Computer
                                           Severance and   Equipment and  Accrued Lease
                                             Benefits        Software        Costs
                                           -------------   -------------  -------------
Restructuring provision:
  Severance and benefits                    $       729     $        --    $        --
  Accrued lease costs                                --              --          2,187
  Property and equipment write-off                   --           1,577             --
                                           -------------   -------------  -------------
    Total                                           729           1,577          2,187
Cash paid                                          (729)             --           (901)
Non-cash charges                                     --          (1,577)            --
                                           -------------   -------------  -------------
Accrual balance at December 31, 2001        $        --     $        --    $     1,286
                                           =============   =============  =============


      The Company expects to pay the remaining obligations relating to the non-cancelable lease obligations over the remaining lease terms through 2006.

      In the third quarter of 2001, the Company incurred an impairment loss of $1.3 million. This charge was attributed to the impairment of assets acquired in conjunction with building the hosted offering. These assets were written down to a level commensurate with the expected future cash flows as prescribed by SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF".

      During the first quarter of 2001, the Company incurred $377,000 in connection with exploring potential merger and acquisition transactions.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is unaudited financial data for 2001 and 2000 (amounts in thousands, except for per share amounts).

Revenues                               Q4'01     Q3'01     Q2'01     Q1'01     Q4'00     Q3'00     Q2'00     Q1'00
                                      -------   -------   -------   -------   -------   -------   -------   -------
  License                             $ 4,231   $ 4,886   $ 5,651   $ 6,022   $ 5,316   $ 4,021   $ 3,034   $ 2,225
  Service and maintenance               3,657     3,174     3,480     3,780     3,470     3,005     2,299     1,498
  Hosted                                  151        48        --        --        --        --        --        --
                                      -------   -------   -------   -------   -------   -------   -------   -------
    Total revenues                      8,039     8,108     9,131     9,802     8,786     7,026     5,333     3,723

Gross profit                          $ 4,884   $ 4,612   $ 5,424   $ 5,283   $ 4,433   $ 2,847   $ 1,421   $   550

Net loss                               (2,342)   (9,379)   (6,733)   (7,499)   (7,605)   (8,702)   (8,865)   (9,337)

Basic and diluted net loss per share  $ (0.10)  $ (0.39)  $ (0.28)  $ (0.32)  $ (0.33)  $ (0.38)  $ (0.39)  $ (0.56)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See the information in "Proposal No. 1 - Election of Directors" in Extensity's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Extensity's fiscal year ended December 31, 2001 (the "2002 Proxy Statement") which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      See the information set forth in the section entitled "Executive Compensation" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See the information set forth in the section entitled "Certain Transactions" in the 2002 Proxy Statement, which is incorporated herein by reference.

                                     PART IV



ITEM 14. EXHIBITS, AND REPORTS ON FORM 8-K

     1) FINANCIAL STATEMENTS.

     The financial statements filed as part of this report are listed on the Index to Consolidated Statements on page 39

     2) FINANCIAL STATEMENT SCHEDULES

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.


     3) EXHIBITS

Exhibit
-------
Number
------

3.2.(1)        Amended and Restated Certificate of Incorporation of the
               Registrant.

3.3.(1)        Bylaws of the Registrant.

4.1.(1)        Registrant's Common Stock Certificate

10.1.(1) Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executives.

10.8.(1) Lease agreement by and between the Registrant and Spieker Properties, Inc.

10.8.1(4)      Amended Lease agreement dated December 12, 2000 by and between the Registrant and Spieker Properties, Inc.

10.9.(1) Offer letter dated February 16, 1999 by and between the Registrant and Robert A. Spinner.

10.10(1)(3)    1996 Stock Option Plan, as amended.

10.11(1)(3)    2000 Employee Stock Purchase Plan and related agreements.

10.11.1(2)     2000 Nonstatutory Stock Option, as amended.

10.12(4) Note Dated January 17, 2000 by and between the Registrant and Donald E. Smith

10.13(4) Note dated August 20, 1999 by and between the Registrant and Mark K. Oney.

23.1           Consent of PricewaterhouseCoopers LLP, Independent Accountants.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-90979) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-45748) and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-36336) and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K (No. 000-28897) and incorporated herein by reference.

(b)            Reports on Form 8-K

               None

(c)            Exhibits



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2002
                                             EXTENSITY, INC.

                                By /s/ Kenneth R. Hahn
                                ----------------------
                                Kenneth R. Hahn
                                Chief Financial Officer (Principal Financial
                                and Accounting Officer)

      KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Robert A. Spinner and Kenneth R. Hahn, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

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

           SIGNATURE                                       TITLE                               DATE
           ---------                                       -----                               ----
/s/     ROBERT A. SPINNER           President and Chief Executive Officer and Director     April 1, 2002
-----------------------------------            (Principal Executive Officer)
        Robert A. Spinner


/s/     KENNETH R. HAHN                           Chief Financial Officer                  April 1, 2002
-----------------------------------         (Principal and Accounting Officer)
        Kenneth R. Hahn


/s/     SHARAM I. SASSON                    Chairman of the Board of Directors             April 1, 2002
-----------------------------------
        Sharam I. Sasson


/s/     CHRISTOPHER D. BRENNAN                           Director                          April 1, 2002
-----------------------------------
        Christopher D. Brennan


/s/     JOHN R. HUMMER                                   Director                          April 1, 2002
-----------------------------------
        John R. Hummer


/s/     DAVID A. REED                                    Director                          April 1, 2002
-----------------------------------
        David A. Reed


/s/     TED E. SCHLEIN                                   Director                          April 1, 2002
-----------------------------------
        Ted E. Schlein
