Form 10-Q
period 2002-03-31
EXTENSITY INC
filed 2002-05-15
CIK 1096473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002


                                       or

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

The number of shares of the Registrant's Common Stock outstanding as of April 30, 2002 was 25,137,476.


                                                          INDEX


                                               PART I. FINANCIAL INFORMATION
     ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets                                                                         1
          Condensed Consolidated Statements of Operations                                                               2
          Condensed Consolidated Statements of Cash Flows                                                               3
          Notes to the Condensed Consolidated Financial Statements                                                      4

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      7

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                                                20

                                                PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                                                         20

     ITEM 2. Changes in Securities and Use of Proceeds                                                                 21

     ITEM 3. Defaults Upon Senior Securities                                                                           21

     ITEM 4. Submission of Matters to a Vote of Security Holders                                                       21

     ITEM 5. Other Information                                                                                         21

     ITEM 6. Exhibits and Reports on Form 8-K                                                                          21

     SIGNATURES                                                                                                        21


                                        PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

                                                EXTENSITY, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In thousands)
                                                  (Unaudited)


                                                    ASSETS

                                                                                March 31,         December 31,
                                                                                  2002                2001
                                                                              ------------        ------------
Current assets:
  Cash and cash equivalents                                                     $  10,890           $  19,456
  Short-term investments                                                           32,965              26,883
  Accounts receivable, net                                                          3,396               5,393
  Prepaid and other current assets                                                  1,649               1,835
                                                                              ------------        ------------
     Total current assets                                                          48,900              53,567
Property and equipment, net                                                         3,348               3,657
Restricted long-term investments                                                    1,397               1,397
Other assets                                                                          359                 601
                                                                              ------------        ------------
     Total assets                                                               $  54,004           $  59,222
                                                                              ============        ============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $   3,708           $   3,672
  Accrued liabilities                                                               3,993               3,977
  Deferred revenue                                                                  3,515               3,488
  Capital lease obligations                                                           228                 240
  Sublease loss accrual                                                               756                 787
                                                                              ------------        ------------
     Total current liabilities                                                     12,200              12,164
Capital lease obligations                                                               -                  54
Sublease loss accrual and other noncurrent liabilities                                624                 809
                                                                              ------------        ------------
     Total liabilities                                                             12,824              13,027
                                                                              ============        ============

Stockholders' equity:
  Common stock                                                                         25                  25
  Additional paid-in capital                                                      147,237             147,394
  Deferred stock compensation                                                        (292)               (504)
  Notes receivable from stockholders                                                 (440)               (433)
  Accumulated comprehensive income                                                    187                 155
  Accumulated deficit                                                            (105,537)           (100,442)
                                                                              ------------        ------------
     Total stockholders' equity                                                    41,180              46,195
                                                                              ------------        ------------
     Total liabilities and stockholders' equity                                 $  54,004           $  59,222
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




                                                EXTENSITY, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share data)
                                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                -----------------------------
                                                                                  2002                 2001
                                                                                --------             --------
Revenues:
  Licenses                                                                      $  1,206             $  6,022
  Services and maintenance                                                         3,123                3,780
  Hosted                                                                             194                    -
                                                                                --------             --------
     Total revenues                                                                4,523                9,802
                                                                                --------             --------

Cost of revenues: (*)
  Licenses                                                                           105                  445
  Services and maintenance                                                         2,404                4,074
  Hosted                                                                             266                    -
                                                                                --------             --------
     Total cost of revenues                                                        2,775                4,519
                                                                                --------             --------

Gross profit                                                                       1,748                5,283
                                                                                --------             --------
Operating expenses: (*)
  Sales and marketing                                                              3,516                7,914
  Research and development                                                         2,104                3,792
  General and administrative                                                       1,493                2,149
                                                                                --------             --------
     Total operating expenses                                                      7,113               13,855
                                                                                --------             --------

Loss from operations                                                              (5,365)              (8,572)
Interest income, net                                                                 270                1,073

                                                                                --------             --------
Net loss                                                                        $ (5,095)            $ (7,499)
                                                                                ========             ========

Basic and diluted net loss per share                                            $  (0.21)            $  (0.32)
Shares used in computing basic and diluted net loss per share                     24,534               23,389

(*) Amounts include non-cash stock based compensation as follows:

Cost of revenues:
  Services and maintenance                                                      $      3             $     50
Operating expenses:
  Sales and marketing                                                                  7                   94
  Research and development                                                             4                   57
  General and administrative                                                           7                   92
                                                                                --------             --------
                                                                                $     21             $    293
                                                                                ========             ========


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       2

                                               EXTENSITY, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  2002               2001
                                                                                ---------          ---------
Cash flows from operating activities:
  Net loss                                                                      $ (5,095)          $ (7,499)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                    432                681
    Amortization of deferred stock compensation and other                             21                293
    Amortization of debt discount and lease line issuance costs                        3                 25
    Interest earned on notes from stockholders                                        (7)                 -

  Changes in operating assets and liabilities:
    Accounts receivable                                                            1,997             (1,195)
    Prepaids and other current assets                                                186                (56)
    Other assets                                                                     242                (66)
    Accounts payable                                                                  36              1,344
    Accrued liabilities                                                               16               (283)
    Other liabilities                                                               (192)                 -
    Deferred revenue                                                                  27                  9

                                                                                ---------          ---------
      Cash used in operating activities                                           (2,334)            (6,747)
                                                                                ---------          ---------
Cash flows from investing activities:
  Purchases of short-term investments                                            (15,034)           (12,973)
  Maturities of short-term investments                                             8,952             29,976
  Capital expenditures                                                              (123)              (706)
  Restricted long-term investments                                                     -                 39
                                                                                ---------          ---------
      Cash provided by (used in) investing activities                             (6,205)            16,336
                                                                                ---------          ---------
Cash flows from financing activities:
  Payments on notes payable                                                            -               (374)
  Payments on capital lease obligation                                               (69)               (38)
  Proceeds from exercise of stock options and warrants                                32                165
                                                                                ---------          ---------
      Cash used in financing activities                                              (37)              (247)
                                                                                ---------          ---------
Effect of exchange rate on cash and cash equivalents                                  10                  -

Increase (decrease) in cash and cash equivalents                                  (8,566)             9,342

Cash and cash equivalents, beginning of year                                      19,456             40,695
                                                                                ---------          ---------
Cash and cash equivalents, end of year                                          $ 10,890           $ 50,037
                                                                                =========          =========


     The accompanying notes are an integral part of these condensed consolidated financial statements

                                                       3

                                 EXTENSITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial results for the periods shown. The balance sheet as of December 31, 2001 was derived from audited financial statements, but does not include all necessary disclosures required by generally accepted accounting principles.

     These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 10-K (File No. 000-28897), filed with the Securities and Exchange Commission (the "SEC") on April 1, 2002.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Extensity Europe Limited, which commenced operations in September 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Diluted net loss per share does not include the effect of the following potential common shares at March 31, 2002 and 2001 (in thousands):

                                                             March 31,
                                                    ----------------------------
                                                       2002               2001
                                                    ----------         ---------
Shares issuable under stock options                     1,008              1,832
Shares of unvested stock subject to repurchase             18                455
                                                    ----------         ---------
                                                        1,026              2,287
                                                    ==========         =========

     The weighted-average exercise price of stock options outstanding was $.64 and $1.50 as of March 31, 2002 and 2001, respectively. The weighted average repurchase price of unvested stock was $.62 and $.38 as of March 31, 2002 and 2001, respectively.

3. Significant Customers

     Sales to one customer accounted for approximately 10% and 24% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

4. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

                                                Three Months Ended
                                                     March 31,
                                           -----------------------------
                                              2002               2001
                                           ----------       ------------

Net loss                                   $  (5,095)       $    (7,499)
Foreign currency translation adjustment           32                  -
                                           ----------       ------------
Total comprehensive loss                   $  (5,063)       $    (7,499)
                                           ==========       ============

5. Restructuring

     In response to the continuing economic slowdown, the Company implemented a restructuring plan in the third quarter of fiscal 2001 and recorded a restructuring charge of $4.5 million. The goal of the restructuring plan is to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $729,000 related to the involuntary termination of 70 employees, which was fully paid as of December 31, 2001. These terminations were from all functions across the Company. In addition, the Company accrued for lease costs of $2.2 million pertaining to the estimated obligations for non-cancelable lease payments for excess facilities in the United States and Europe. The Company also wrote off computer equipment and software with a net book value of $1.6 million as these assets were taken out of service because they were deemed unnecessary due to the reductions in workforce.

     The sublease loss accrual as of December 31, 2001 was $1,286,000. The Company made payments of $165,000 against the accrual in the three-month period ending March 31, 2002. The Sublease loss accrual balance as of March 31, 2002 is $1,121,000. The Company expects to pay the remaining obligations relating to the non-cancelable lease obligations over the remaining lease terms through 2006.

6. Commitments and Contingencies

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

     We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition or results of operations.

7. Recent Accounting Pronouncements

     In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on January 1, 2002. The adoption of these accounting standards had no impact on our financial position or results of operations for any historic transactions.

8. Subsequent Event

     In April of 2002, the Company took steps to reduce expenses, which included reducing full-time equivalent employees at the Company by approximately 18%. The Company is also evaluating the adequacy of their sublease loss accrual for its lease commitments for office space. The Company expects to incur a related pretax restructuring charge in the range of $1 million to $1.5 million in the second quarter of 2002.

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

 Overview

     Extensity was formed in November 1995 and introduced its first commercial product for general availability in March 1998. During this period, our operating activities consisted of the design and development of our product architecture and our first application, the building of our corporate infrastructure, and the development of our professional services and customer support organizations. Our first application, Extensity Expense Reports, was released for general availability in March 1998. We released Extensity Travel Plans in December 1998 and Extensity Timesheets and Extensity Purchase Reqs in July 1999. Extensity Connect, our portalized application front end, role-based reporting tool, and content and commerce gateway was released in March 2000. We expect to introduce the newest version of our suite of products, Extensity 6, in the first half of 2002.

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

     We continue to support our European operations; however, as part of our restructuring plan implemented in July 2001, we significantly reduced our resources in this region to match the current business environment. For the three months ended March 31, 2002 and 2001, revenues derived from our international operations represented approximately 8% and 39%, respectively, of total revenues.

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

                               Summary Condensed Consolidated Financial Data
                                                (In thousands)
                                                 (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                 2002                2001
                                                                                ------              ------
Revenues:
  License                                                                       $1,206              $6,022
  Service and maintenance                                                        3,123               3,780
  Hosted                                                                           194                   -
                                                                                ------              ------
    Total revenues                                                              $4,523              $9,802
                                                                                ======              ======

Cost of revenues:(*)
  License                                                                       $  105              $  445
  Service and maintenance                                                        2,401               4,024
  Hosted                                                                           266                   -
                                                                                ------              ------
    Total cost of revenues                                                      $2,772              $4,469
                                                                                ======              ======

Operating expenses:(*)
  Sales and marketing                                                           $3,509              $7,820
  Research and development                                                       2,100               3,735
  General and administrative                                                     1,486               1,680
  Non recurring general and administrative                                           -                 377

Interest income                                                                 $  270              $1,073

(*) Amounts exclude the amortization of non-cash stock based compensation as follows:
Cost of revenues:
    Service and maintenance                                                     $    3              $   50
Operating expenses:
    Sales and marketing                                                              7                  94
    Research and development                                                         4                  57
    General and administrative                                                       7                  92
                                                                                ------              ------
                                                                                $   21              $  293
                                                                                ------              ------


Revenues

     Total revenues decreased to $4.5 million for the three months ended March 31, 2002 from $9.8 million for the three months ended March 31, 2001, a decrease of 54%. Sales to one customer accounted for approximately 10% and 24% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

     License Revenues. Our license revenues decreased to $1.2 million for the three months ended March 31, 2002 from $6.0 million for the three months ended March 31, 2001, a decrease of 80%. The decrease in license revenue for the three months ended March 31, 2002 was attributable to a decrease in revenue recognized on shipment from our direct and indirect sales channels. This decrease is primarily attributable to the decrease in capital spending associated with the current global economic conditions.

     Service and Maintenance Revenues. Our service and maintenance revenues decreased to $3.1 million for the three months ended March 31, 2002 from $3.8 million for the three months ended March 31, 2001, a decrease of 17%. This decrease was attributable to a decrease in professional services revenues recognized on a time and materials basis and a decrease in revenue recognized on partner integration resulting from a decrease in capital spending associated with the current global economic conditions.

     Hosted Revenues. Our hosted revenues were $194,000 for the three months ended March 31, 2002. This is the third quarterly period the Company has recognized revenue from this offering. The Company does not believe these revenues will be a significant percentage of total revenues in the near term.

Cost of Revenues

     Total cost of revenues decreased to $2.8 million for the three months ended March 31, 2002 from $4.5 million for the three months ended March 31, 2001, a decrease of 38%.

     Cost of License Revenues. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation and shipping. This cost decreased to $105,000 for the three months ended March 31, 2002 from $445,000 for the three months ended March 31, 2001, due primarily to decreased sales activity. As a percentage of license revenues, cost of license revenues increased to 9% for the three months ended March 31, 2002 from 7% for the three months ended March 31, 2001. Cost of revenues as a percentage of license revenue may increase over the current level in the future if we incorporate additional third-party products into our offerings.

     Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. This cost decreased to $2.4 million for the three months ended March 31, 2002 from $4.0 million for the three months ended March 31, 2001, a decrease of 40%. As a percentage of service revenues, cost of service revenues decreased to 77% for the three months ended March 31, 2002 from 106% for the three months ended March 31, 2001. The decrease for the three months ended March 31, 2002 was attributable to lower compensation costs associated with our restructuring plan implemented in July of 2001 and lower costs for third party consultants. We expect the cost of service and maintenance revenues to be lower in the second quarter of 2002 as we begin realizing the impact of the restructuring plan implemented in April of 2002. Overall, we are seeking to further reduce our cost of service revenues as a percentage of total service revenue and are also seeking to engage third parties to provide a substantial portion of services related to our applications.

     Cost of Hosted Revenues. Cost of hosted revenues consists primarily of compensation and related overhead costs for personnel engaged in supporting the hosted customer base, server costs, and telecommunications charges. For the three months ended March 31, 2002, cost of hosted revenues was $266,000. The Company does not expect these costs to significantly increase in the near term.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including commissions and marketing program costs. Sales and marketing expenses decreased to $3.5 million for the three months ended March 31, 2002 from $7.8 million for the three months ended March 31, 2001, a decrease of 55%. As a percentage of total revenues, sales and marketing expenses decreased to 78% for the three months ended March 31, 2002 from 80% for the three months ended March 31, 2001. The decrease in sales and marketing expenses for the three months ended March 31, 2002 was attributed to reduced commission expense associated with the decrease in license revenue and reduced compensation costs and lower program costs associated with our restructuring plan implemented in July 2001. We expect sales and marketing expenses, excluding commission charges, to be lower in the second quarter of 2002 as we begin realizing the impact of the restructuring plan implemented in April of 2002. Commission charges will vary depending upon the sales activity. Sales and marketing expenses may increase in the long term if we expand our domestic and international sales force and increase our marketing efforts.

     Research and Development. Research and development expenses consist primarily of compensation and related personnel costs, and fees associated with contractors. Research and development expenses decreased to $2.1 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31, 2001, a decrease of 44%. As a percentage of total revenues, research and development expenses increased to 46% for the three months ended March 31, 2002 from 38% for the three months ended March 31, 2001. The decrease in research and development cost for the three months ended March 31, 2002 was attributable to reduced compensation costs associated with our restructuring plan implemented in July of 2001. The increase in costs as a percentage of total revenues for the three months ended March 31, 2002 is attributed to the company's continuing efforts to add enhancements to our existing software applications and to develop software applications that incorporate new functionality into our integrated suite. We expect research and development expenses in the second quarter of 2002 to be somewhat lower than the first quarter expenses; however, the restructuring plan implemented in April of 2002 will not significantly impact this area. Research and development expenses may increase in the long term if we make additional investments in our technology and products.

     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses, excluding non-recurring general and administrative charges, decreased to $1.5 million for the three months ended March 31, 2002 from $1.7 million for the three months ended March 31, 2001, a decrease of 12%. As a percentage of total revenues, general and administrative expenses, excluding non-recurring general and administrative charges, increased to 33% for the three months ended March 31, 2002 from 17% for the three months ended March 31, 2001. The decrease in general and administrative expenses in the three-month period ended March 31, 2002 was primarily attributable to the impact of our restructuring plan implemented in July of 2001. General and administrative expenses may increase in the long term if we expand our operations.

     Non-Recurring General and Administrative. There were no non-recurring general and administrative charges for the three months ended March 31, 2002, compared to non-recurring general and administrative charges of $377,000 for the three months ended March 31, 2001. The $377,000 of non-recurring general and administrative expenses was incurred in connection with exploring potential merger and acquisition transactions. The entire charge was expensed in the three months ended March 31, 2001 as these discussions were terminated.

Interest Income, Net

     Interest income, net was $270,000 for the three months ended March 31, 2002 and $1.1 million for the three months ended March 31, 2001, a decrease of 75%.
Interest income is attributed to interest earned on the proceeds from the Company's initial public offering ("IPO"). The decrease in interest income is attributed to lower interest rates and lower cash, cash equivalent and short-term investments balances. Interest income will fluctuate depending upon the overall interest rate environment and our cash, cash equivalent and short-term investments balances.

Amortization of Non-Cash Stock Based Compensation

     Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized, using the accelerated method of FASB Interpretation No. 28,
"Accounting for Stock Appreciation Rights and Other Variable or Award Plans", over the four-year vesting period of the granted options. Accordingly, our results of operations include and will continue to include deferred compensation expense at least through 2003. Amortization of non-cash stock based compensation decreased to $21,000 for the three months ended March 31, 2002 from $293,000 for the three months ended March 31, 2001. The lower expense in 2002 is primarily attributable to the impact of forfeitures and the use of an accelerated method of amortization. We estimate that we will recognize approximately $284,000 for the remainder of 2002; however, this amount may change as employee terminations impact the amortization schedule.

Liquidity and Capital Resources

     Since inception, we have financed our operations and funded our capital expenditures through proceeds from our IPO completed in January 2000 and the private sale of equity securities, supplemented by loan facilities and equipment leases. As of March 31, 2002, we had $43.9 million in cash, cash equivalents and short-term investments, $1.4 million in restricted long-term investments and $36.7 million in working capital.

     Net cash used in operating activities was $2.3 million for the three months ended March 31, 2002 and $6.7 million for the three months ended March 31, 2001. For the three months ended March 31, 2002 cash used in operating activities was primarily attributed to a net loss of $5.1 million, adjusted for a depreciation and amortization of $432,000, and a decrease in accounts receivable of $2.0 million. For the three months ended March 31, 2001 net cash used in operating activities was primarily attributable to a net loss of $7.5 million, adjusted for the amortization of deferred stock compensation of $681,000 and offset by an increase in accounts receivable of $1.2 million and an increase in accounts payable of $1.3 million.

     Net cash used in investing activities was $6.2 million for the three months ended March 31, 2002 and net cash provided by investing activities was $16.3 million for the three months ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2002 was primarily attributable to the purchases of short-term investments. Net cash provided by investing activities for the three months ended March 31, 2001 was primarily attributable to maturities of short-term investments.

     Net cash used in financing activities was $37,000 for the three months ended March 31, 2002 due to payments on capital lease obligations of $69,000 offset by proceeds from employee stock plans of $32,000. Net cash used in financing activities was $247,000 for the three months ended March 31, 2001, primarily due to payments on notes payable of $374,000.

     Presently, we anticipate that our existing capital resources will meet our operating and investing needs for at least the next twelve months. In particular, we believe that our current cash balances are sufficient to fund any existing cash obligations or commercial commitments as well as any cash needed for planned operating activities. Furthermore, should our operating results be worse than expected, we could use more cash in funding operating activities which would diminish our capital resources. While we do not presently anticipate a need for additional capital, if we do require additional capital resources to grow our business, execute our operating plans, or acquire complementary technologies or businesses, at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in additional dilution to our stockholders. Additional funding may or may not be available on acceptable terms or at all.

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

We have a history of losses and negative cash flow and expect this to continue through the current fiscal year.

     Our business is new; we have offered products for a relatively short period of time; and our base of customers and prospective customers is still relatively small. We have spent significant funds to date to develop our current products and to develop our sales and market resources. We have incurred significant operating losses and have not achieved profitability. As of March 31, 2002, we had an accumulated deficit of $105.5 million. We expect to continue to invest in research and development to enhance current products and develop future products and support our current sales and marketing efforts that promote our company and our products in the marketplace. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses through the current fiscal year.

Our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. Even after our reorganization in April of 2002, where headcount was significantly reduced, we expect to continue to make expenditures in all areas of our businessin order to promote future revenue growth. Because the expenses associated with these activities are relatively fixed in the short-term, we will be unable to adjust spending quickly enough in any particular quarter to offset any unexpected shortfall in revenue. As a result, we expect our quarterly operating results to fluctuate. Our financial results may, as a consequence of quarterly revenue fluctuations, fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

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

     For the quarter ended March 31, 2002, our service margins were positive. While we anticipate that our margins will continue to be positive in the future, we cannot guarantee that they will remain positive. Failure to maintain positive margins on service revenues would cause our business to suffer. For more information related to our costs associated with our service revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     We have only a limited history of marketing, selling and supporting our products and services internationally. In 1999, we opened a regional office in the United Kingdom. In 2000, we expanded our European Operations through opening a second office in Frankfurt, Germany; however, as part of our restructuring plan implemented in April of 2002, we closed the Frankfurt office. As of March 31, 2002, we had a total of 13 employees in our international operations. For the three months ended March 31, 2002, we derived approximately 8% of our revenues from our international operations. To succeed internationally, we must react quickly to the business environment in which we operate overseas. Thus, we must effectively monitor the size of our international workforce and make adjustments as necessary. During periods of growth we must hire and train experienced international personnel as well as recruit and retain qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training additional international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited. We also face other risks inherent in conducting business internationally, such as:

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

     Because the market for our employee relationship management software products and related services is relatively new, we experience long and unpredictable sales cycles. The sales cycle for our employee relationship management software applications typically ranges from two to nine months. Our customers have frequently viewed the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. This decision process has sometimes resulted in customers taking a long period of time to assess alternative solutions by our competitors or deferring a purchase decision until the market evolves. Sales cycles continue to be long and the timing of purchase decisions by individual customers remain at times uncertain. We must continue to educate potential customers on the use and benefits of our products and services, as well as the integration of our products and services with additional software applications utilized by the individual customers. Because the sales cycle is long and timing of individual orders is uncertain, our period-to-period revenues are difficult to predict.

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

     In November 2001, the Company and certain of its officers and directors, as well as certain of the underwriters from the Company's IPO, were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and consolidated under the caption, In re Extensity, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-11246. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its IPO violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. This action may divert the efforts and attention of management and, if determined adversely to the Company, could have a material impact on our business.

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

     Provisions of our certificate of incorporation, our bylaws, Delaware law and certain agreements entered into by or for the benefit of some of our key officers could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

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

     The stock market has experienced significant price and trading volume fluctuations and the market prices of technology companies generally, and Internet-related software companies particularly, have been extremely volatile. Investors may not be able to resell their shares at or above the price they paid for the stock. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Such litigation would likely result in substantial costs and diversion of management's attention and resources.

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



INTEREST RATE RISK

     We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2002.


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     In November 2001, the Company and certain of its officers and directors, as well as certain of the underwriters from the Company's IPO, were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and consolidated under the caption, In re Extensity, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-11246. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its IPO violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s (collectively, the "IPO Lawsuits").

     On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the court. Thus, the Company has not been required to answer the complaint, and no discovery has been served on the Company.

     In accordance with Judge Scheindlin's orders at further status conferences in March and April, the appointed lead plaintiffs' counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19,

2002. However, Judge Scheindlin does not expect any of the defendants to file motions to dismiss the amended, consolidated complaints until at least summer of 2002. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

ITEM 2. Changes in Securities and Use of Proceeds

a.       Not applicable.

b.       Not applicable.

c.       Not applicable.

d.       Not applicable.


ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters To a Vote of Security Holders

None

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

There is no update to the exhibit index included in the Company's Form 10-K filed with the SEC on April 1, 2002 (File No. 000-28897).

None

(b) Reports on Form 8-K:

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 15, 2002                                          EXTENSITY, INC.



                                    By /s/ Kenneth R. Hahn
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)