Form 10-Q
period 2002-06-30
EXTENSITY INC
filed 2002-08-14
CIK 1096473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       or

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

                                 Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2002 was 25,195,813.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheets                               1
        Condensed Consolidated Statements of Operations                     2
        Condensed Consolidated Statements of Cash Flows                     3
        Notes to the Condensed Consolidated Financial Statements            4

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk         24


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                  24

ITEM 2. Changes in Securities and Use of Proceeds                          25

ITEM 3. Defaults Upon Senior Securities                                    25

ITEM 4. Submission of Matters to a Vote of Security Holders                25

ITEM 5. Other Information                                                  26

ITEM 6. Exhibits and Reports on Form 8-K                                   26

SIGNATURES                                                                 27

                          PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

                               EXTENSITY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                 (Unaudited)

                                     ASSETS

                                                                     June 30,             December 31,
                                                                       2002                   2001
                                                                    ---------              ---------

Current assets:
  Cash and cash equivalents                                         $   4,816              $  19,456
  Short-term investments                                               33,998                 26,883
  Accounts receivable, net                                              3,740                  5,393
  Prepaid and other current assets                                      1,466                  1,835
                                                                    ---------              ---------
         Total current assets                                          44,020                 53,567
Property and equipment, net                                             3,014                  3,657
Restricted long-term investments                                        1,397                  1,397
Other assets                                                              367                    601
                                                                    ---------              ---------
         Total assets                                               $  48,798              $  59,222
                                                                    =========              =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $   3,451              $   3,672
  Accrued liabilities                                                   3,281                  3,977
  Deferred revenue                                                      3,182                  3,488
  Capital lease obligations                                               167                    240
  Sublease loss accrual                                                   383                    787
                                                                    ---------              ---------
         Total current liabilities                                     10,464                 12,164
Capital lease obligations                                                --                       54
Sublease loss accrual and other noncurrent liabilities                  1,849                    809
                                                                    ---------              ---------
         Total liabilities                                             12,313                 13,027
                                                                    ---------              ---------

Stockholders' equity:
  Common stock                                                             25                     25
  Additional paid-in capital                                          147,334                147,394
  Deferred stock compensation                                             (94)                  (504)
  Notes receivable from stockholders                                     (446)                  (433)
  Accumulated comprehensive income                                        192                    155
  Accumulated deficit                                                (110,526)              (100,442)
                                                                    ---------              ---------
         Total stockholders' equity                                    36,485                 46,195
                                                                    ---------              ---------
         Total liabilities and stockholders' equity                 $  48,798              $  59,222
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

                                 EXTENSITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                                June 30,                        June 30,
                                                       -------------------------       ------------------------
                                                         2002           2001             2002             2001
                                                         ----           ----             ----             ----
Revenues:
  License                                              $  1,743        $  5,651        $  2,949        $ 11,673
  Service and maintenance                                 3,074           3,480           6,197           7,260
  Hosted                                                    194            --               388            --
                                                       --------        --------        --------        --------
    Total revenues                                        5,011           9,131           9,534          18,933
                                                       --------        --------        --------        --------

Cost of revenues: (*)
  Licenses                                                  144             263             249             708
  Service and maintenance                                 1,843           3,444           4,247           7,518
  Hosted                                                    340            --               606            --
                                                       --------        --------        --------        --------
    Total cost of revenues                                2,327           3,707           5,102           8,226
                                                       --------        --------        --------        --------

Gross profit                                              2,684           5,424           4,432          10,707
                                                       --------        --------        --------        --------

Operating expenses: (*)
  Sales and marketing                                     2,894           7,043           6,410          14,957
  Research and development                                1,830           3,945           3,934           7,737
  General and administrative                              1,472           1,856           2,965           3,628
  Restructuring and other non-recurring charges           1,695            --             1,695             377
                                                       --------        --------        --------        --------
    Total operating expenses                              7,891          12,844          15,004          26,699
                                                       --------        --------        --------        --------

Loss from operations                                     (5,207)         (7,420)        (10,572)        (15,992)
Interest income, net                                        220             687             490           1,760
                                                       --------        --------        --------        --------
Net loss                                               $ (4,987)       $ (6,733)       $(10,082)       $(14,232)
                                                       ========        ========        ========        ========

Basic and diluted net loss per share                   $  (0.20)       $  (0.28)       $  (0.41)       $  (0.60)
Shares used in computing basic and diluted net loss
per share                                                24,818          23,735          24,676          23,562

(*) Amounts include non-cash stock based compensation as follows:
Cost of revenues:
  Service and maintenance                              $   --          $      9        $      3        $     59
Operating expenses:
  Sales and marketing                                      --                18               7             112
  Research and development                                 --                11               4              68
  General and administrative                               --                17               7             109
                                                       --------        --------        --------        --------
                                                       $   --          $     55        $     21        $    348
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

                                   EXTENSITY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                            ----------------------------
                                                                              2002                2001
                                                                            --------            --------

Cash flows from operating activities:
Net loss                                                                    $(10,082)           $(14,232)
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                850               1,402
    Amortization of deferred stock compensation and other                         35                 433
    Amortization of debt discount and lease line issuance costs                    4                  35
    Interest earned on notes from stockholders                                   (13)               --

Changes in operating assets and liabilities:
    Accounts receivable                                                        1,653               3,044
    Prepaids and other current assets                                            369                (114)
    Other assets                                                                 234                (162)
    Accounts payable                                                            (221)               (295)
    Accrued liabilities                                                         (696)             (1,195)
    Other liabilities                                                            665                --
    Deferred revenue                                                            (306)             (7,112)
                                                                            --------            --------
      Cash used in operating activities                                       (7,508)            (18,196)
                                                                            --------            --------

Cash flows from investing activities:
    Purchases of short-term investments                                      (13,951)            (20,207)
    Maturities of short-term investments                                       6,836              37,208
    Capital expenditures                                                        (207)             (1,704)
    Restricted long-term investments                                            --                    39
                                                                            --------            --------
      Cash (used in) provided by investing activities                         (7,322)             15,336
                                                                            --------            --------

Cash flows from financing activities:
    Payments on notes payable                                                   --                  (614)
    Payments on capital lease obligation                                        (132)               (225)
    Proceeds from exercise of stock options and warrants                         312                 944
                                                                            --------            --------
      Cash provided by financing activities                                      180                 105
                                                                            --------            --------

Effect of exchange rate on cash and cash equivalents                              10                   5

Decrease in cash and cash equivalents                                        (14,640)             (2,750)

Cash and cash equivalents, beginning of period                                19,456              40,695
                                                                            --------            --------

Cash and cash equivalents, end of period                                    $  4,816            $ 37,945
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

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Extensity Europe Limited, which commenced operations in September 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Diluted net loss per share does not include the effect of the following potential common shares at June 30, 2002 and 2001 (in thousands):

                                                               June 30,
                                                      --------------------------
                                                          2002           2001
                                                      ------------  ------------
Shares issuable under stock options                           797         3,321
Shares of unvested stock subject to repurchase                  9           300
                                                      ------------  ------------
                                                              806         3,621
                                                      ============  ============

3. Significant Customers

         No customers accounted for more than 10% of total revenues for the three or six-month periods ended June 30, 2002. For the three months ended June 30, 2001, sales to three customers accounted for approximately 21%, 13% and 12% of total revenues. For the six months ended June 30, 2001, sales to one customer accounted for 12% of total revenues.

4. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

                                           Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
                                         -----------------------        -------------------------
                                           2002           2001             2002           2001
                                         --------       --------        ---------       ---------
Net loss                                 $ (4,987)      $ (6,733)       $ (10,082)      $ (14,232)
Foreign currency translation adjustment         5              3               37               3
                                         --------       --------        ---------       ---------
Total comprehensive                      $ (4,982)      $ (6,730)       $ (10,045)      $ (14,229)
                                         ========       ========        =========       =========

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

         In April of 2002, the Company took additional steps to reduce expenses, which included reducing full-time equivalent employees at the Company by approximately 18% and evaluating the adequacy of its sublease loss accrual for its lease commitments for office space. The Company incurred a restructuring charge of approximately $1.5 million for the three months ended June 30, 2002. The charge consisted of severance and benefits of $523,000 related to the involuntary termination of 39 employees, which was fully paid as of June 30, 2002. In addition, the Company accrued for lease costs of $946,000 pertaining to the estimated obligations for non-cancelable lease payments for excess facilities in the United States.

         The sublease loss accrual as of December 31, 2001 was $1,286,000. The Company made payments of $243,000 against the accrual in the six-month period ending June 30, 2002. The sublease loss accrual balance as of June 30, 2002 is $1,989,000. The Company expects to pay the remaining obligations relating to the non-cancelable lease obligations over the remaining lease terms through 2006.

6. Commitments and Contingencies

         In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and now captioned as In re Extensity, Inc. Initial Public Offering Securities Litigation. The plaintiffs seek unspecified monetary damages and other relief. The Company believes these charges to be without merit and therefore, has not accrued any amounts in connection with this matter.

         We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition or results of operations.

7. Recent Accounting Pronouncements

         In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on January 1, 2002. The adoption of these accounting standards had no impact on our financial position or results of operations for any historic transactions.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect an impact on its financial position and results of operating from the adoption of SFAS 146.

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

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Summary of Condensed Consolidated Financial Data, our condensed consolidated financial statements and related notes included in this report, and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Form 10-K (File No. 000-28897).

Overview

         Extensity was formed in November 1995 and introduced its first commercial product for general availability in March 1998. During this period, our operating activities consisted of the design and development of our product architecture and our first application, the building of our corporate infrastructure, and the development of our professional services and customer support organizations. Our first application, Extensity Expense Reports, was released for general availability in March 1998. We released Extensity Travel Plans in December 1998 and Extensity Timesheets and Extensity Purchase Reqs in July 1999. Extensity Connect, our portalized application front end, role-based reporting tool, and content and commerce gateway was released in March 2000. We introduced the newest version of our suite of products, Extensity 6, in June 2002.

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

         We promote and sell our software products through our direct sales force and through indirect channels, including Elite Information Group and Emplaza, S.A., a joint venture between Terra Networks and Meta4. We also have marketing referral arrangements in place with Cisco Systems, IBM, US Bank, Amadeus/eTravel, Rosenbluth Travel, WebEx, DigitalThink, Visa, GetThere.com, and ProAct Technologies.

         For the six months ended June 30, 2002 and 2001, revenues derived from our international operations represented approximately 12% of total revenues.

Critical Accounting Policies

         A summary of the Company's critical accounting policies is included in our report on Form 10K for the year ended December 31, 2001.

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

         Summary Condensed Consolidated Financial Data
                         (In thousands)
                          (Unaudited)

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                     June 30,
                                                                  ---------------------       ---------------------

                                                                    2002          2001          2002          2001
                                                                  -------       -------       -------       -------
Revenues:
      License                                                     $ 1,743       $ 5,651       $ 2,949       $11,673
      Service and maintenance                                       3,074         3,480         6,197         7,260
      Hosted                                                          194          --             388           --
                                                                  -------       -------       -------       -------
           Total revenues                                         $ 5,011       $ 9,131       $ 9,534       $18,933
                                                                  =======       =======       =======       =======

Cost of revenues:(*)
     License                                                      $   144       $   263       $   249       $   708
     Service and maintenance                                        1,843         3,435         4,244         7,459
     Hosted                                                           340          --             606           --
                                                                  -------       -------       -------       -------
           Total cost of revenues                                 $ 2,327       $ 3,698       $ 5,099       $ 8,167
                                                                  =======       =======       =======       =======

Operating expenses:(*)
     Sales and marketing                                          $ 2,894       $ 7,025       $ 6,403       $14,845
     Research and development                                       1,830         3,934         3,930         7,669
     General and administrative                                     1,472         1,839         2,958         3,519
     Restructuring and other non recurring charges                  1,695          --           1,695           377

Interest income, net                                              $   220       $   687       $   490       $ 1,760

(*) Amounts exclude the amortization of non-cash stock based compensation as follows:
      Cost of revenues:
        Service and maintenance                                   $  --         $     9       $     3       $    59
      Operating expenses:
        Sales and marketing                                          --              18             7           112
        Research and development                                     --              11             4            68
        General and administrative                                   --              17             7           109
                                                                  -------       -------       -------       -------
                                                                  $  --         $    55       $    21       $   348
                                                                  =======       =======       =======       =======

Revenues

         Total revenues decreased to $5.0 million for the three months ended June 30, 2002 from $9.1 million for the three months ended June 30, 2001, a decrease of 45%. Total revenues decreased to $9.5 million for the six months ended June 30, 2002 from $18.9 million for the six months ended June 30, 2001, a decrease of 50%. No customers accounted for more than 10% of total revenues for the three or six-month periods ended June 30, 2002. Sales to three customers accounted for approximately 21%, 13% and 12% of total revenues for the three months ended June 30, 2001 and sales to one customer accounted for approximately 12% of total revenues for the six months ended June 30, 2001.

         License Revenues. Our license revenues decreased to $1.7 million for the three months ended June 30, 2002 from $5.7 million for the three months ended June 30, 2001, a decrease of 69%. License revenue decreased to $2.9 million for the six months ended June 30, 2002 from $11.7 million for the six months ended June 30, 2001, a decrease of 75%. The decrease in license revenue for the three and six-month periods ended June 30, 2002 was attributable to a decrease in revenue recognized on shipment from our direct and indirect sales channels which have been impacted by the decrease in capital spending associated with the current global economic downturn. In the three months ended June 30, 2001, $1.9 million of license revenue was recognized through the Company's relationship with a reseller. The Company and the reseller jointly decided to terminate the reseller arrangement.

         Service and Maintenance Revenues. Our service and maintenance revenues decreased to $3.1 million for the three months ended June 30, 2002 from $3.5 million for the three months ended June 30, 2001, a decrease of 12%. Service and maintenance revenues decreased to $6.2 million for the six months ended June 30, 2002 from $7.3 million for the six-month period ended June 30, 2001, a decrease of 15%. The decrease in the three and six-month periods ended June 30, 2002 was attributable to a decrease in professional services billing opportunities resulting from a decrease in capital spending associated with current global economic conditions.

         Hosted Revenues. Our hosted revenues were $194,000 and $388,000 for the three and six-month periods ended June 30, 2002, respectively. This is the fourth quarterly period the Company has recognized revenue from this offering. The Company does not believe these revenues will be a significant percentage of total revenues in the near term.

Cost of Revenues

         Total cost of revenues decreased to $2.3 million for the three months ended June 30, 2002 from $3.7 million for the three months ended June 30, 2001, a decrease of 37%. Total cost of revenues decreased to $5.1 million for the six months ended June 30, 2002 from $8.2 million for the six months ended June 30, 2001, a decrease of 38%.

         Cost of License Revenues. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation and shipping. Cost of license revenue decreased to $144,000 for the three months ended June 30, 2002 from $263,000 for the three months ended June 30, 2001. Cost of license revenue decreased to $249,000 for the six months ended June 30, 2002 from $708,000 for the six months ended June 30, 2001. The decrease in cost for both the three and six-month periods ended June 30, 2002 was due primarily to decreased sales activity. As a percentage of license revenues, cost of license revenues increased to 8% for the three months ended June 30, 2002 from 5% for the three months ended June 30, 2001. As a percentage of license revenues, cost of license revenues increased to 8% for the six months ended June 30, 2002 from 6% for the six months ended June 30, 2001. Cost of revenues as a percentage of license revenue may increase over the current level in the future if we incorporate additional third-party products into our offerings.

         Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. The cost of service and maintenance revenue decreased to $1.8 million for the three months ended June 30, 2002 from $3.4 million for the three months ended June 30, 2001, a decrease of 46%. The cost of service and maintenance revenues decreased to $4.2 million for the six months ended June 30, 2002 from $7.5 million for the six months ended June 30, 2001, a decrease of 43%. As a percentage of service revenues, cost of service revenues decreased to 60% for the three months ended June 30, 2002 from 99% for the three months ended June 30, 2001. As a percentage of service revenues, cost of service revenues decreased to 68% for the six months ended June 30, 2002 from 103% for the six months ended June 30, 2001. The decrease for the three and six-month periods ended June 30, 2002 was attributable to lower compensation costs associated with our restructuring plans implemented in July of 2001 and April 2002 and lower costs for third party consultants. The Company does not expect these costs to significantly increase in the near term. Overall, we are seeking to further reduce our cost of service revenues as a percentage of total service revenue and are also seeking to keep third parties engaged in providing services related to our applications.

         Cost of Hosted Revenues. Cost of hosted revenues consists primarily of compensation and related overhead costs for personnel engaged in supporting the hosted customer base, server costs, and telecommunications charges. For the three months ended June 30, 2002, cost of hosted revenues was $340,000. For the six months ended June 30, 2002, cost of hosted revenues was $606,000. The Company does not expect these costs to significantly increase in the near term.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including commissions and marketing program costs. Sales and marketing expenses decreased to $2.9 million for the three months ended June 30, 2002 from $7.0 million for the three months ended June 30, 2001, a decrease of 59%. Sales and marketing expenses decreased to $6.4 million for the six months ended June 30, 2002 from $14.8 million for the six months ended June 30, 2001, a decrease of 57%. As a percentage of total revenues, sales and marketing expenses decreased to 58% for the three months ended June 30, 2002 from 77% for the three months ended June 30, 2001. As a percentage of total revenues, sales and marketing expenses decreased to 67% for the six months ended June 30, 2002 from 78% for the six months ended June 30, 2001. The decrease in sales and marketing expenses for the three and six-month periods ended June 30, 2002 was attributed to reduced commission expense associated with the decrease in license revenue and reduced compensation costs and lower program costs associated with our restructuring plans implemented in July 2001 and April 2002. We do not expect sales and marketing expenses, excluding commission charges, to increase significantly in the near term. Commission charges will vary depending upon the sales activity. Sales and marketing expenses may increase in the long term if we expand our domestic and international sales force and increase our marketing efforts.

         Research and Development. Research and development expenses consist primarily of compensation and related personnel costs, and fees associated with contractors. Research and development expenses decreased to $1.8 million for the three months ended June 30, 2002 from $3.9 million for the three months ended June 30, 2001, a decrease of 53%. Research and development expenses decreased to $3.9 million for the six months ended June 30, 2002 from $7.7 million for the six months ended June 30, 2001, a decrease of 49%. As a percentage of total revenues, research and development expenses decreased to 37% for the three months ended June 30, 2002 from 43% for the three months ended June 30, 2001. As a percentage of total revenues, research and development expenses were 41% for both six-month periods ended June 30, 2002 and June 30, 2001. The decrease in research and development cost for the three and six- month periods ended June 30, 2002 was attributable to reduced compensation costs associated with our restructuring plans implemented in July of 2001 and April 2002. We do not expect research and development costs to significantly increase in the near term.
Research and development expenses may increase in the long term if we make additional investments in our technology and products.

         General and Administrative. General and administrative expenses consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses decreased to $1.5 million for the three months ended June 30, 2002 from $1.8 million for the three months ended June 30, 2001, a decrease of 20%. General and administrative expenses decreased to $3.0 million for the six months ended June 30, 2002 from $3.5 million for the six months ended June 30, 2001, a decrease of 16%. As a percentage of total revenues, general and administrative expenses increased to 29% for the three months ended June 30, 2002 from 20% for the three months ended June 30, 2001. As a percentage of total revenues general and administrative expenses increased to 31% for the six months ended June 30, 2002 from 19% for the six months ended June 30, 2001. The decrease in general and administrative expenses in the three and six-month periods ended June 30, 2002 was primarily attributable to the impact of our restructuring plans implemented in July of 2001 and April 2002. General and administrative expenses tend to be relatively fixed in the short term because the Company's discretionary general and administrative expenses are limited and there are significant costs associated with being a public company. As a result, declining revenues have caused an increase in general and administrative expenses as a percentage of total revenues. We do not expect general and administrative expenses to significantly increase in the short term. General and administrative costs may increase in the long term if we expand our operations.

         Restructuring and other non-recurring charges. For the three and six months ended June 30, 2002, restructuring and other non-recurring charges were approximately $1.7 million, comprised of $523,000 of severance and benefits associated with the termination of 39 employees, $946,000 of accrued lease costs pertaining to the estimated obligations for non-cancelable lease payments for excess facilities in the United States and $225,000 of other non-recurring general and administrative charges incurred in connection with exploring merger and acquisition transactions. The entire other non-recurring general and administration charge was expensed in the three months ended June 30, 2002. There were no other non-recurring charges for the three months ended June 30, 2001 and there were $377,000 of other non-recurring charges incurred in the six months ended June 30, 2001. These charges were incurred in connection with exploring potential merger and acquisition transactions. The entire charge was expensed in the three months ended March 31, 2001 as these discussions were terminated.

Interest Income, Net

         Interest income, net was $220,000 for the three months ended June 30, 2002 and $687,000 for the three months ended June 30, 2001, a decrease of 68%. Interest income, net was $490,000 for the six months ended June 30, 2002 and $1.8 million for the six months ended June 30, 2001, a decrease of 72%. Interest income is attributed to interest earned on the proceeds from the Company's initial public offering ("IPO") and working capital. The decrease in interest income for both the three and six-month periods ended June 30, 2002 is attributed to lower interest rates and lower cash, cash equivalent and short-term investments balances. Interest income will fluctuate depending upon the overall interest rate environment and our cash, cash equivalent and short-term investments balances.

Amortization of Non-Cash Stock Based Compensation

         Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized using the accelerated method of FASB Interpretation No. 28, "Accounting for Stock

Appreciation Rights and Other Variable or Award Plans", over the four-year vesting period of the granted options. Accordingly, our results of operations include and will continue to include deferred compensation expense at least through 2003. No expense was recognized in the three months ended June 30, 2002. For the three months ended June 30, 2001, amortization of non-cash based compensation was $55,000. For the six months ended June 30, 2002, amortization of non-cash based compensation was $21,000 and for the six months ended June 30, 2001, amortization of non-cash based compensation was $348,000. The lower expense in both the three and six-month periods in 2002 is primarily attributable to the impact of forfeitures and the use of an accelerated method of amortization. We estimate that we will recognize approximately $68,000 for the remainder of 2002; however, this amount may change as employee terminations impact the amortization schedule.

Liquidity and Capital Resources

         Since inception, we have financed our operations and funded our capital expenditures through proceeds from our IPO completed in January 2000 and the private sale of equity securities, supplemented by loan facilities and equipment leases. As of June 30, 2002, we had $38.8 million in cash, cash equivalents and short-term investments, $1.4 million in restricted long-term investments and $33.6 million in working capital.

         Net cash used in operating activities was $7.5 million for the six months ended June 30, 2002 and $18.2 million for the six months ended June 30, 2001. For the six months ended June 30, 2002 cash used in operating activities was primarily attributed to a net loss of $10.1 million, adjusted for a depreciation and amortization of $850,000, and a decrease in accounts receivable of $1.7 million. For the six months ended June 30, 2001 net cash used in operating activities was primarily attributable to a net loss of $14.2 million, adjusted for depreciation and amortization of $1.4 million and amortization of deferred stock compensation and other of $433,000, a decrease in deferred revenue of $7.1 million, and a decrease in accrued liabilities of $1.2 million offset by a decrease in accounts receivable of $3.0 million.

         Net cash used in investing activities was $7.3 million for the six months ended June 30, 2002 and net cash provided by investing activities was $15.3 million for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 was primarily attributable to the purchases of short-term investments. Net cash provided by investing activities for the six months ended June 30, 2001 was primarily attributable to maturities of short-term investments.

         Net cash provided by financing activities was $180,000 for the six months ended June 30, 2002 due to payments on capital lease obligations of $132,000 offset by proceeds from employee stock plans of $312,000. Net cash provided by financing activities was $105,000 for the six months ended June 30, 2001, primarily due to payments on notes payable and capital lease obligations of $839,000, offset by proceeds from employee stock plans of $944,000.

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

We have incurred significant operating losses and have not achieved profitability. As of June 30, 2002, we had an accumulated deficit of $110.5 million. We expect to continue to invest in research and development to enhance current products and develop future products and support our current sales and marketing efforts that promote our company and our products in the marketplace. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses through the current fiscal year.

Our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate.

         Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. Even after our reorganization in April of 2002, where headcount was significantly reduced, we expect to continue to make expenditures in all areas of our business in order to promote future revenue growth. Because the expenses associated with these activities are relatively fixed in the short-term, we will be unable to adjust spending quickly enough in any particular quarter to offset any unexpected shortfall in revenue. As a result, we expect our quarterly operating results to fluctuate. Our financial results may, as a consequence of quarterly revenue fluctuations, fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

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

         The market for our internet-based employee relationship management software applications is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Companies offering one or more products directly competitive with our products include Ariba, Concur Technologies, IBM, PeopleSoft and Oracle. As a result of the large market opportunity for employee relationship management solutions we also expect competition from other established and emerging companies.

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

If we are unable to maintain our Nasdaq National Market listing, the liquidity of our common stock would be seriously limited.

         Since July 3, 2002, our stock had minimum closing bid prices of less than $1.00 per share, which is the minimum bid price requirement for continued listing with the Nasdaq National Market. If we fail to comply with the minimum bid price requirement for 30 straight trading days, we will likely receive a deficiency notice from the Nasdaq National Market. We will then have 90 calendar days to reestablish compliance with that requirement. To reestablish compliance, our minimum closing bid price must be more than $1.00 per share for 10 consecutive trading days. If we do not reestablish compliance with this requirement during the 90-day period, Nasdaq will commence delisting proceedings and we may be delisted from the Nasdaq National Market. Our shares will continue to trade on the Nasdaq National Market unless and until the delisting proceedings have commenced and been completed and the Nasdaq National Market has made a determination to delist us. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the Nasdaq Small Cap Market. If our common stock is delisted, it could seriously limit the liquidity of our common stock and would limit our ability to raise future capital through the sale of our common stock, which could seriously harm our business.

If we fail to maintain positive margins on service revenues in the foreseeable future, our results of operations could suffer.

         For the three-month and six-month periods ended June 30, 2002, our service margins were positive. While we anticipate that our margins will continue to be positive in the future, we cannot guarantee that they will remain positive. Failure to maintain positive margins on service revenues would cause our business to suffer. For more information related to our costs associated with our service revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         We have only a limited history of marketing, selling and supporting our products and services internationally. In 1999, we opened a regional office in the United Kingdom. In 2000, we expanded our European Operations through opening a second office in Frankfurt, Germany; however, as part of our restructuring plan implemented in April of 2002, we closed the Frankfurt office. As of June 30, 2002, we had a total of 10 employees in our international operations. For the six months ended June 30, 2002, we derived approximately 12% of our revenues from our international operations. To succeed internationally, we must react quickly to the business environment in which we operate overseas. Thus, we must effectively monitor the size of our international workforce and make adjustments as necessary. During periods of growth we must hire and train experienced international personnel as well as recruit and retain qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training additional international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited. We also face other risks inherent in conducting business internationally, such as:

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

         Our ability to execute our business plan and be successful also depends on our continued ability to attract and retain highly skilled employees. We depend on the services of senior management and other personnel, particularly Robert A. Spinner, our Chief Executive Officer. None of our senior management is obligated to continue to provide services to the Company. Over time, we will need to hire additional personnel in all operational areas. Competition for personnel in our industry is intense. We have in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining personnel, our business could be adversely affected.

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

         We incorporate third-party software into our products. Currently, the third-party software we use includes application server software that we license from BEA Systems, off-line database software from Pointbase, off-line client server software from Pumatech, synchronization software from Aether Systems, reporting software from Business Objects and Java Web Start from Sun
Microsystems. We may incorporate additional third-party software into our products as we expand our product line and broaden the content and services accessible through our gateway. The operation of our products would be impaired if errors occur in the third-party software that we license. It may be more difficult for us to correct any errors in third-party software because the software is not within our control. Accordingly, our business would be adversely affected in the event of any errors in this software. Furthermore, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software.

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

         In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York now captioned In re Extensity, Inc. Initial Public Offering Securities Litigation. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering ("IPO") violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of public companies that conducted IPOs of their common stock since the mid-1990s. This action may divert the efforts and attention of management and, if determined adversely to the Company, could have a material impact on our business.

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

INTEREST RATE RISK

         We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2002.


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Extensity, Inc. Initial Public Offering Securities Litigation. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering ("IPO") violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s (collectively, the "IPO Lawsuits").

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

         In accordance with Judge Scheindlin's orders at further status conferences in March and April, the appointed lead plaintiffs' counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. Defendants then filed motions to dismiss the IPO lawsuits on July 1 and July 15, 2002, as to which the Court does not expect to issue a decision until at least November 2002. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

ITEM 2. Changes in Securities and Use of Proceeds

a.       Not applicable.

b.       Not applicable.

c.       Not applicable.

d.       Not applicable.


ITEM 3. Defaults Upon Senior Securities

None.


ITEM 4. Submission of Matters To a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 31, 2002 (the "Annual Meeting"). The following matters were voted upon at the Annual Meeting:

Proposal 1 - To elect directors to hold office until 2003 Annual Meeting of Stockholders and until their successors are elected.

                                            For               Withheld Authority
                                            ---               ------------------

Robert A. Spinner                       21,485,121                     66,674
Sharam I. Sasson                        21,529,848                     21,947
Christopher D. Brennan                  21,483,448                     68,347
John R. Hummber                         21,431,275                    120,520
David A. Reed                           21,431,448                    120,347
Ted E. Schlein                          21,484,048                     67,747

Proposal  2  -  To  ratify  the  selection  of  PricewaterhouseCoopers   LLP  as
independent auditors of the Company for its fiscal year ending December 31, 2002.

                                            For          Against         Abstain
                                            ---          -------         -------
                                        21,483,558       61,010           7,227

ITEM 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has not approved the engagement of PricewaterhouseCoopers LLP for any non-audit services.


ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibits 10.11.1, 10.14 and 99.1 are filed as updates to the exhibit index included in the Company's Form 10-K filed with the SEC on April 1, 2002 (File No. 000-28897).

Exhibit 10.11.1 Extensity, Inc. Amended and Restated 2000 Non-statutory Stock Option Plan.

Exhibit 10.14  Extensity,  Inc.  Executive Change of Control  Severance  Benefit
Plan.

Exhibit 99.1 - Certification by Chief Executive Officer and Chief Financial Officer.

None.

(b) Reports on Form 8-K:

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 14, 2002                                   EXTENSITY, INC.


                                    By /s/ Kenneth R. Hahn
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)