Form 10-Q
period 2002-09-30
EXTENSITY INC
filed 2002-11-08
CIK 1096473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes |X| No |_|

The number of shares of the Registrant's Common Stock outstanding as of October 31, 2002 was 25,450,193.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets                                        1
  Condensed Consolidated Statements of Operations                              2
  Condensed Consolidated Statements of Cash Flows                              3
  Notes to the Condensed Consolidated Financial Statements                     4

ITEM 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk            24

ITEM 4. Evaluation of Disclosure Controls and Procedures                      24

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     24

ITEM 2. Changes in Securities and Use of Proceeds                             25

ITEM 3. Defaults Upon Senior Securities                                       25

ITEM 4. Submission of Matters to a Vote of Security Holders                   25

ITEM 5. Other Information                                                     25

ITEM 6. Exhibits and Reports on Form 8-K                                      25

SIGNATURE                                                                     26

                          PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

                                 EXTENSITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                             September 30,           December 31,
                                                                                 2002                   2001
                                                                               ---------              ---------
Current assets:
  Cash and cash equivalents                                                    $  16,290              $  19,456
  Short-term investments                                                          18,954                 26,883
  Accounts receivable, net                                                         2,803                  5,393
  Prepaid and other current assets                                                 1,210                  1,835
                                                                               ---------              ---------
         Total current assets                                                     39,257                 53,567
Property and equipment, net                                                        2,662                  3,657
Restricted long-term investments                                                   1,355                  1,397
Other assets                                                                         357                    601
                                                                               ---------              ---------
         Total assets                                                          $  43,631              $  59,222
                                                                               =========              =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $   3,037              $   3,672
  Accrued liabilities                                                              2,725                  3,977
  Deferred revenue                                                                 2,668                  3,488
  Capital lease obligations                                                          108                    240
  Sublease loss accrual                                                              383                    787
                                                                               ---------              ---------
         Total current liabilities                                                 8,921                 12,164
Capital lease obligations                                                             --                     54
Sublease loss accrual and other noncurrent liabilities                             1,694                    809
                                                                               ---------              ---------
         Total liabilities                                                        10,615                 13,027
                                                                               ---------              ---------

Stockholders' equity:
  Common stock                                                                        25                     25
  Additional paid-in capital                                                     147,341                147,394
  Deferred stock compensation                                                        (54)                  (504)
  Notes receivable from stockholders                                                (471)                  (433)
  Accumulated comprehensive income                                                   218                    155
  Accumulated deficit                                                           (114,043)              (100,442)
                                                                               ---------              ---------
         Total stockholders' equity                                               33,016                 46,195
                                                                               ---------              ---------
         Total liabilities and stockholders' equity                            $  43,631              $  59,222
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

                                 EXTENSITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                Three Months Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                              -----------------------       -----------------------
                                                                                2002           2001           2002           2001
                                                                              --------       --------       --------       --------
Revenues:
  License                                                                     $  1,507       $  4,886       $  4,456       $ 16,559
  Service and maintenance                                                        2,931          3,174          9,128         10,434
  Hosted                                                                           319             48            707             48
                                                                              --------       --------       --------       --------
    Total revenues                                                               4,757          8,108         14,291         27,041
                                                                              --------       --------       --------       --------

Cost of revenues: (*)
  Licenses                                                                         151            384            400          1,092
  Service and maintenance                                                        1,750          2,901          5,997         10,419
  Hosted                                                                           257            211            863            211
                                                                              --------       --------       --------       --------
    Total cost of revenues                                                       2,158          3,496          7,260         11,722
                                                                              --------       --------       --------       --------

Gross profit                                                                     2,599          4,612          7,031         15,319
                                                                              --------       --------       --------       --------

Operating expenses: (*)
  Sales and marketing                                                            2,452          4,694          8,862         19,651
  Research and development                                                       1,664          2,244          5,598          9,981
  General and administrative                                                     1,347          1,821          4,312          5,449
  Restructuring and other charges                                                  833          5,797          2,528          6,174
                                                                              --------       --------       --------       --------
    Total operating expenses                                                     6,296         14,556         21,300         41,255
                                                                              --------       --------       --------       --------

Loss from operations                                                            (3,697)        (9,944)       (14,269)       (25,936)
Interest income, net                                                               178            565            668          2,325

                                                                              --------       --------       --------       --------
Net loss                                                                      $ (3,519)      $ (9,379)      $(13,601)      $(23,611)
                                                                              ========       ========       ========       ========

Basic and diluted net loss per share                                          $  (0.14)      $  (0.39)      $  (0.55)      $  (1.00)
Shares used in computing basic and diluted net loss per share                   24,997         23,970         24,783         23,680

(*) Amounts include non-cash stock based compensation as follows:

Cost of revenues:
  Service and maintenance                                                     $      6       $     --       $      9       $     59
Operating expenses:
  Sales and marketing                                                               14             --             21            112
  Research and development                                                           9             --             13             68
  General and administrative                                                        14             --             21            109
                                                                              --------       --------       --------       --------
                                                                              $     43       $     --       $     64       $    348
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

                                 EXTENSITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                          2002               2001
                                                                                                        --------           --------
Cash flows from operating activities:
    Net loss                                                                                            $(13,601)          $(23,611)
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                                                                      1,238              1,915
        Amortization of deferred stock compensation and other                                                 74                434
        Amortization of debt discount and lease line issuance costs                                            6                 42
        Interest earned on notes from stockholders                                                           (38)               (46)
        Write off of computer equipment and software                                                          --              2,882

    Changes in operating assets and liabilities:
     Accounts receivable                                                                                   2,590              2,304
     Prepaids and other current assets                                                                       625                602
     Other assets                                                                                            244               (138)
     Accounts payable                                                                                       (635)            (2,464)
     Accrued liabilities                                                                                  (1,252)              (845)
     Other liabilities                                                                                       524              1,461
     Deferred revenue                                                                                       (820)           (10,082)
                                                                                                        --------           --------
       Cash used in operating activities                                                                 (11,045)           (27,546)
                                                                                                        --------           --------
Cash flows from investing activities:
   Purchases of short-term investments                                                                   (15,907)           (39,545)
    Maturities of short-term investments                                                                  23,836             47,523
    Capital expenditures                                                                                    (243)            (2,389)
    Restricted long-term investments                                                                          42                 39
                                                                                                        --------           --------
       Cash provided by investing activities                                                               7,728              5,628
                                                                                                        --------           --------
Cash flows from financing activities:
    Payments on notes payable                                                                                 --               (770)
    Payments on capital lease obligation                                                                    (191)              (308)
    Proceeds from employee stock plans                                                                       322              1,028
                                                                                                        --------           --------
       Cash provided by (used in) financing activities                                                       131                (50)
                                                                                                        --------           --------

Effect of exchange rate on cash and cash equivalents                                                          20                 14
Decrease in cash and cash equivalents                                                                     (3,166)           (21,954)
Cash and cash equivalents, beginning of period                                                            19,456             40,695
                                                                                                        --------           --------
Cash and cash equivalents, end of period                                                                $ 16,290           $ 18,741
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

      Diluted net loss per share does not include the effect of the following potential common shares at September 30, 2002 and 2001 (in thousands):

                                                                  September 30,
                                                                ----------------
                                                                2002       2001
                                                                ----       -----
Shares issuable under stock options                              821       2,737
Shares of unvested stock subject to repurchase                    --         204
                                                                ----       -----
                                                                 821       2,941
                                                                ====       =====

3. Significant Customers

      No customers accounted for more than 10% of total revenues for the three or nine-month periods ended September 30, 2002 and 2001. No customers accounted for more than 10% of accounts receivable for the three or nine-month periods ended September 30, 2002 or 2001.

4. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                      -------------------------           ---------------------------
                                                        2002             2001               2002               2001
                                                      -------           -------           --------           --------
Net loss                                              $(3,519)          $(9,379)          $(13,601)          $(23,611)
Foreign currency translation adjustment                    26                31                 63                 28
                                                      -------           -------           --------           --------
Total comprehensive loss                              $(3,493)          $(9,348)          $(13,538)          $(23,583)
                                                      =======           =======           ========           ========

5. Restructuring

      In response to the continuing economic slowdown, the Company implemented a restructuring plan in the third quarter of fiscal 2001 and recorded a restructuring charge of $4.5 million. The goal of the restructuring plan was to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $729,000 related to the involuntary termination of 70 employees, which was fully paid as of December 31, 2001. These terminations were from all functions across the Company. In addition, the Company accrued for lease costs of $2.2 million pertaining to the estimated obligations for non-cancelable lease payments for excess facilities in the United States and Europe. The Company also wrote off computer equipment and software with a net book value of $1.6 million as these assets were taken out of service because they were deemed unnecessary due to the reductions in workforce.

      In April of 2002, the Company took additional steps to reduce expenses, which included reducing full-time equivalent employees from all functions across the company by approximately 18% and evaluating the adequacy of its sublease loss accrual for its lease commitments for office space. The Company incurred a restructuring charge of approximately $1.5 million for the nine months ended September 30, 2002. The charge consisted of severance and benefits of $523,000 related to the involuntary termination of 39 employees, which was fully paid as of June 30, 2002. In addition, the Company accrued for lease costs of $946,000 pertaining to the estimated obligations for non-cancelable lease payments for excess facilities in the United States.

      The sublease loss accrual as of December 31, 2001 was $1,286,000. The Company made payments of $383,000 against the accrual in the nine-month period ending September 30, 2002. The sublease loss accrual balance as of September 30, 2002 is $1,849,000. The Company expects to pay the remaining obligations relating to the non-cancelable lease obligations over the remaining lease terms through 2006.

6. Commitments and Contingencies

      In November 2001, the Company and certain of its officers and directors, as well as certain of the underwriters from Extensity's IPO were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and now captioned as In re Extensity, Inc. Initial Public Offering Securities Litigation. The plaintiffs seek unspecified monetary damages and other relief. The Company believes these charges to be without merit and therefore, has not accrued any amounts in connection with this matter.

      The Company is also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on the Company's business, financial condition, results of operations or cash flows.

7. Proposed Merger with Geac Computer Corporation Limited

      On August 26, 2002, Extensity entered into an Agreement and Plan of Merger (the "Merger Agreement") with Geac Computer Corporation Limited ("Geac") and Cage Acquisition, Inc., a subsidiary of Geac ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into Extensity (the "Merger"), and at the effective time of the Merger, each outstanding share of Extensity common stock will be converted into the right to receive, at the election of the stockholder, cash in the amount of $1.75 or approximately 0.627 of a Geac common share (the "Exchange Ratio"), subject to adjustment in certain circumstances. Pursuant to the terms of the Merger Agreement, certain outstanding options to purchase shares of Extensity common stock will terminate immediately prior to the effective time of the Merger, and other outstanding options to purchase Extensity common stock will be assumed by Geac, based on the Exchange Ratio. On October 11, 2002, an F-4 Registration Statement regarding the Merger was submitted by Geac to the SEC on a confidential basis. This registration statement, which includes the proxy statement for the special meeting of Extensity stockholders to adopt the Merger Agreement is being reviewed by the SEC on a confidential basis. Upon the completion of the SEC review, the registration statement will be made available for public review and proxy materials relating to the special meeting of Extensity stockholders will be mailed to Extensity stockholders. The Merger is subject to customary closing conditions, including the approval of Extensity stockholders. In connection with this transaction the Company incurred $833,000 of expenses in the three months ended September 30, 2002.

8. Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect a material impact on its financial position or results of operations from the adoption of SFAS 146.

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

Overview

      Extensity was formed in November 1995 and introduced its first commercial product for general availability in March 1998. During this period, our operating activities consisted of the design and development of our product architecture and our first application, the building of our corporate infrastructure, and the development of our professional services and customer support organizations. Our first application, Extensity Expense Reports, was released for general availability in March 1998. We released Extensity Travel Plans in December 1998 and Extensity Timesheets and Extensity Purchase Reqs in July 1999. Extensity Connect, our portalized application front end, role-based reporting tool, and content and commerce gateway was released in March 2000. We introduced the newest version of our suite of products, Extensity 6.0, in June 2002.

      We generate revenue principally from licensing our applications and providing related services, including product installation, maintenance and support, consulting and training. We license our applications individually or as an integrated suite of products. The pricing of our software and services fluctuates on a per transaction basis depending on various factors, such as the number of seats covered by a contract and the degree of customization requested by the particular customer. The amount of revenues associated with our contracts depend on the number of users and applications being used and the professional services requested. In the third quarter of 2001, we began recognizing revenue from our hosted offering. Under this offering, customers pay a monthly usage fee based on the number of users and a one-time set-up fee to access the application on our servers.

      We promote and sell our software products through our direct sales force and through indirect channels, including Elite Information Group and Emplaza, S.A., a joint venture between Terra Networks and Meta4. We also have marketing referral arrangements in place with Cisco Systems, IBM, US Bank, Amadeus/eTravel, Rosenbluth Travel, WebEx, DigitalThink, Visa, GetThere.com, and Pro Act Technologies.

      For the nine months ended September 30, 2002, revenues derived from our international operations represented approximately 11.0 % of total revenues.

      On August 26, 2002, Extensity entered into an Agreement and Plan of Merger (the "Merger Agreement") with Geac Computer Corporation Limited ("Geac") and Cage Acquisition, Inc., a subsidiary of Geac ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into Extensity (the "Merger"), and at the effective time of the Merger, each outstanding share of Extensity common stock will be converted into the right to receive, at the election of the stockholder, cash in the amount of $1.75 or approximately 0.627 of a Geac common share (the "Exchange Ratio"), subject to adjustment in certain circumstances. Pursuant to the terms of the Merger Agreement, certain outstanding options to purchase shares of Extensity common stock will terminate immediately prior to the effective time of the Merger, and other outstanding options to purchase Extensity common stock will be assumed by Geac, based on the Exchange Ratio. On October 11, 2002, an F-4 Registration Statement regarding the Merger was submitted by Geac to the SEC on a confidential basis. This registration statement, which includes the proxy statement for the special meeting of Extensity stockholders to adopt the Merger Agreement is being reviewed by the SEC on a confidential basis. Upon the completion of the SEC review, the registration statement will be made available for public review and proxy materials relating to the special meeting of Extensity stockholders will be mailed to Extensity stockholders. The Merger is subject to customary closing conditions, including the approval of Extensity stockholders.

Critical Accounting Policies

      A summary of the Company's critical accounting policies is included in our report on Form 10-K for the year ended December 31, 2001.

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

                  Summary Condensed Consolidated Financial Data
                                 (In thousands)
                                   (Unaudited)

                                                                      Three Months Ended           Nine Months Ended
                                                                         September 30,                September 30,
                                                                     --------------------        ----------------------
                                                                      2002          2001          2002            2001
                                                                     ------        ------        -------        -------
Revenues:
      License                                                        $1,507        $4,886        $ 4,456        $16,559
      Service and maintenance                                         2,931         3,174          9,128         10,434
      Hosted                                                            319            48            707             48
                                                                     ------        ------        -------        -------
           Total revenues                                            $4,757        $8,108        $14,291        $27,041
                                                                     ======        ======        =======        =======

Cost of revenues:(*)
     License                                                         $  151        $  384        $   400        $ 1,092
     Service and maintenance                                          1,744         2,901          5,988         10,360
     Hosted                                                             257           211            863            211
                                                                     ------        ------        -------        -------
           Total cost of revenues                                    $2,152        $3,496        $ 7,251        $11,663
                                                                     ======        ======        =======        =======

Operating expenses:(*)
     Sales and marketing                                             $2,438        $4,694        $ 8,841        $19,539
      Research and development                                        1,655         2,244          5,585          9,913
     General and administrative                                       1,333         1,821          4,291          5,340
     Restructuring and other charges                                    833         5,797          2,528          6,174

Interest income, net                                                 $  178        $  565        $   668        $ 2,325

(*) Amounts exclude the amortization of non-cash stock based compensation as follows:

      Cost of revenues:
        Service and maintenance                                      $    6        $   --        $     9        $    59
      Operating expenses:
        Sales and marketing                                              14            --             21            112
        Research and development                                          9            --             13             68
        General and administrative                                       14            --             21            109
                                                                     ------        ------        -------        -------
                                                                     $   43        $   --        $    64        $   348
                                                                     ======        ======        =======        =======

Revenues

      Total revenues decreased to $4.8 million for the three months ended September 30, 2002 from $8.1 million for the three months ended September 30, 2001, a decrease of 41%. Total revenues decreased to $14.3 million for the nine months ended September 30, 2002 from $27.0 million for the nine months ended September 30, 2001, a decrease of 47%. No customers accounted for more than 10% of total revenues for the three or nine-month periods ended September 30, 2002 and 2001.

      License Revenues. License revenues decreased to $1.5 million for the three months ended September 30, 2002 from $4.9 million for the three months ended September 30, 2001, a decrease of 69%. License revenue decreased to

$4.5 million for the nine months ended September 30, 2002 from $16.6 million for the nine months ended September 30, 2001, a decrease of 73%. The decrease in license revenue for the three and nine-month periods ended September 30, 2002 was attributable to a decrease in revenue recognized on shipment from our direct and indirect sales channels which have been impacted by the decrease in capital spending associated with the current global economic downturn. In the nine months ended September 30, 2001, $1.9 million of license revenue was recognized through the Company's relationship with a reseller. In the second quarter of 2001, the Company and the reseller jointly decided to terminate the reseller arrangement.

      Service and Maintenance Revenues. Service and maintenance revenues decreased to $2.9 million for the three months ended September 30, 2002 from $3.2 million for the three months ended September 30, 2001, a decrease of 8%. Service and maintenance revenues decreased to $9.1 million for the nine months ended September 30, 2002 from $10.4 million for the nine-month period ended September 30, 2001, a decrease of 13%. The decrease in the three and nine-month periods ended September 30, 2002 was attributable to a decrease in professional services opportunities resulting from a decrease in capital spending associated with current global economic conditions.

      Hosted Revenues. Hosted revenues for the three-month period ended September 30, 2002 were $319,000 and $707,000 for the nine-month period ended September 30, 2002. Hosted revenues for the three and nine-month period ended September 30, 2001 were $48,000. The third quarter of 2001 was the first period the Company began recognizing revenue on this offering.

Cost of Revenues

      Total cost of revenues decreased to $2.2 million for the three months ended September 30, 2002 from $3.5 million for the three months ended September 30, 2001, a decrease of 38%. Total cost of revenues decreased to $7.3 million for the nine months ended September 30, 2002 from $11.7 million for the nine months ended September 30, 2001, a decrease of 38%.

      Cost of License Revenues. Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation and shipping. Cost of license revenue decreased to $151,000 for the three months ended September 30, 2002 from $384,000 for the three months ended September 30, 2001. Cost of license revenue decreased to $400,000 for the nine months ended September 30, 2002 from $1.1 million for the nine months ended September 30, 2001. The decrease in cost for both the three and nine-month periods ended September 30, 2002 was due primarily to decreased sales activity. As a percentage of license revenues, cost of license revenues increased to 10% for the three months ended September 30, 2002 from 8% for the three months ended September 30, 2001. As a percentage of license revenues, cost of license revenues increased to 9% for the nine months ended September 30, 2002 from 7% for the nine months ended September 30, 2001. Cost of revenues as a percentage of license revenue may increase over the current level in the future if we incorporate additional third-party products into our offerings.

      Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues, exclusive of non-stock based compensation, consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers as well as costs for third parties contracted to provide such services to our customers. The cost of service and maintenance revenue decreased to $1.7 million for the three months ended September 30, 2002 from $2.9 million for the three months ended September 30, 2001, a decrease of 40%. The cost of service and maintenance revenues decreased to $6.0 million for the nine months ended September 30, 2002 from $10.4 million for the nine months ended September 30, 2001, a decrease of 42%. As a percentage of service revenues, cost of service revenues decreased to 60% for the three months ended September 30, 2002 from 91% for the three months ended September 30, 2001. As a percentage of service revenues, cost of service revenues decreased to 66% for the nine months ended September 30, 2002 from 100% for the nine months ended September 30, 2001. The decrease for the three and nine-month periods ended September 30, 2002 was attributable to lower compensation costs associated with our restructuring plans implemented in July of 2001 and April 2002 and lower costs for third party consultants. The Company does not expect these costs to significantly increase in the near term. Overall, we are seeking to further reduce our cost of service revenues as a percentage of total service revenue and are also seeking to keep third parties engaged in providing services related to our applications.

      Cost of Hosted Revenues. Cost of hosted revenues consists primarily of compensation and related overhead costs for personnel engaged in supporting the hosted customer base, server costs, and telecommunications charges. Cost of hosted revenues increased to $257,000 for the three months ended September 30, 2002, from $211,000 for the three months ended September 30, 2001. Cost of hosted revenues for the nine months ended September 30, 2002, was $863,000, which includes three full quarters of expense. Cost of hosted revenues for the nine months ended September 30, 2001 was $211,000, which includes one quarter of expense as the Company began recognizing revenue on it's hosted offering in the third quarter of 2001.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses, exclusive of non-cash stock based compensation, consist primarily of compensation and related costs for sales and marketing personnel, including commissions and marketing program costs. Sales and marketing expenses decreased to $2.4 million for the three months ended September 30, 2002 from $4.7 million for the three months ended September 30, 2001, a decrease of 48%. Sales and marketing expenses decreased to $8.8 million for the nine months ended September 30, 2002 from $19.5 million for the nine months ended September 30, 2001, a decrease of 55%. As a percentage of total revenues, sales and marketing expenses decreased to 51% for the three months ended September 30, 2002 from 58% for the three months ended September 30, 2001. As a percentage of total revenues, sales and marketing expenses decreased to 62% for the nine months ended September 30, 2002 from 72% for the nine months ended September 30, 2001. The decrease in sales and marketing expenses for the three and nine-month periods ended September 30, 2002 was attributed to reduced commission expense associated with the decrease in license revenue and reduced compensation costs and lower program costs associated with our restructuring plans implemented in July 2001 and April 2002. We do not expect sales and marketing expenses, excluding commission charges, to increase significantly in the near term. Commission charges will vary depending upon the sales activity. Sales and marketing expenses may increase in the long term if we expand our domestic and international sales force and increase our marketing efforts.

      Research and Development. Research and development expenses, exclusive of non-cash stock based compensation, consist primarily of compensation and related personnel costs, and fees associated with contractors. Research and development expenses decreased to $1.7 million for the three months ended September 30, 2002 from $2.2 million for the three months ended September 30, 2001, a decrease of 26%. Research and development expenses decreased to $5.6 million for the nine months ended September 30, 2002 from $9.9 million for the nine months ended September 30, 2001, a decrease of 44%. As a percentage of total revenues, research and development expenses increased to 35% for the three months ended September 30, 2002 from 28% for the three months ended September 30, 2001. As a percentage of total revenues, research and development expenses were 39% and 37% for the nine-month periods ended September 30, 2002 and 2001, respectively. The decrease in research and development cost for the three and nine- month periods ended September 30, 2002 was attributable to reduced compensation costs associated with our restructuring plans implemented in July of 2001 and April 2002. We do not expect research and development costs to significantly increase in the near term. Research and development expenses may increase in the long term if we make additional investments in our technology and products.

      General and Administrative. General and administrative expenses, exclusive of non-cash stock based compensation, consist primarily of compensation and related costs for our executive, finance and administrative personnel and other related expenses. General and administrative expenses decreased to $1.3 million for the three months ended September 30, 2002 from $1.8 million for the three months ended September 30, 2001, a decrease of 27%. General and administrative expenses decreased to $4.3 million for the nine months ended September 30, 2002 from $5.3 million for the nine months ended September 30, 2001, a decrease of 20%. As a percentage of total revenues, general and administrative expenses increased to 28% for the three months ended September 30, 2002 from 22% for the three months ended September 30, 2001. As a percentage of total revenues general and administrative expenses increased to 30% for the nine months ended September 30, 2002 from 20% for the nine months ended September 30, 2001. The decrease in general and administrative expenses in the three and nine-month periods ended September 30, 2002 was primarily attributable to the impact of our restructuring plans implemented in July of 2001 and April 2002. General and administrative expenses tend to be relatively fixed in the short term because the Company's discretionary general and administrative expenses are limited and there are significant costs associated with being a public company. As a result, declining revenues have caused an increase in general and administrative expenses as a percentage of total revenues. We do not expect general and administrative expenses to significantly increase in the short term. General and administrative costs may increase in the long term if we expand our operations.

      Restructuring and other charges. Other charges for the three months ended September 30, 2002 were $833,000. These charges were incurred in connection with exploring merger and acquisition transactions primarily related to the proposed merger with the Geac Corporation. For the nine months ended September 30, 2002, restructuring and other charges were approximately $2.5 million comprised of $523,000 of severance and benefits, $946,000 of accrued lease costs, and $1.1 million of merger expenses. For the three months ended September 30, 2001, restructuring and other charges were $5.8 million. Approximately $4.5 million of these expenses were incurred in connection with our July 2001 restructuring plan and $1.3 million was incurred in connection with the write-down of assets associated with our hosted offering. For the nine months ended September 30, 2001, restructuring and other charges were $6.2 million comprised of the $4.5 million in restructuring, $1.3 million in write-down of assets and $377,000 of other charges associated with exploring merger and acquisition opportunities.

Interest Income, Net

      Interest income, net was $178,000 for the three months ended September 30, 2002 and $565,000 for the three months ended September 30, 2001, a decrease of 68%. Interest income, net was $668,000 for the nine months ended September 30, 2002 and $2.3 million for the nine months ended September 30, 2001, a decrease of 71%. Interest income is attributed to interest earned on the proceeds from the Company's initial public offering ("IPO") and working capital. The decrease in interest income for both the three and nine-month periods ended September 30, 2002 is attributed to lower interest rates and lower cash, cash equivalent and short-term investments balances. Interest income will fluctuate depending upon the overall interest rate environment and our cash, cash equivalent and short-term investments balances.

Amortization of Non-Cash Stock Based Compensation

      Prior to our IPO, we granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $12.1 million as of the IPO date. This amount is being amortized using the accelerated method of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable or Award Plans", over the four-year vesting period of the granted options. Accordingly, our results of operations include and will continue to include deferred compensation expense at least through 2003. For the three months ended September 30, 2002, amortization of non-cash based compensation was $43,000. For the three months ended September 30, 2001, there was no compensation expense. For the nine months ended September 30, 2002, amortization of non-cash based compensation was $64,000 and for the nine months ended September 30, 2001, amortization of non-cash based compensation was $348,000. The lower expense in the nine-month period ended September 30, 2002 is primarily attributable to the impact of forfeitures and the use of an accelerated method of amortization. We estimate that we will recognize approximately $25,000 for the remainder of 2002; however, this amount may change as employee terminations impact the amortization schedule.

Liquidity and Capital Resources

      Since inception, we have financed our operations and funded our capital expenditures through proceeds from our IPO completed in January 2000 and the private sale of equity securities, supplemented by loan facilities and equipment leases. As of September 30, 2002, we had $35.2 million in cash, cash equivalents and short-term investments, $1.4 million in restricted long-term investments and $30.3 million in working capital.

      Net cash used in operating activities was $11.0 million for the nine months ended September 30, 2002 and $27.5 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002 cash used in operating activities was primarily attributed to a net loss of $13.6 million, adjusted for depreciation and amortization of $1.2 million, a decrease in accrued liabilities of $1.3 million and a decrease in accounts receivable of $2.6 million. For the nine months ended September 30, 2001 net cash used in operating activities was primarily attributable to a net loss of $23.6 million, adjusted for a non-cash charge associated with the write-off of computer equipment and software of $2.9 million, depreciation and amortization of $1.9 million, a decrease in deferred revenue of $10.1 million, and a decrease in accrued liabilities of $845,000 million offset by a decrease in accounts receivable of $2.3 million and an increase in other liabilities of $1.4 million.

      Net cash provided by investing activities was $7.7 million for the nine months ended September 30, 2002 and net cash provided by investing activities was $5.6 million for the nine months ended September 30, 2001. Net cash provided by investing activities for the nine month periods ended September 30, 2002 and 2001 were primarily attributable to the maturities of short-term investments.

      Net cash provided by financing activities was $131,000 for the nine months ended September 30, 2002 due to payments on capital lease obligations of $191,000 offset by proceeds from employee stock plans of $322,000. Net cash used in financing activities was $50,000 for the nine months ended September 30, 2001, primarily due to payments on notes payable and capital lease obligations of $1.1 million, offset by proceeds from employee stock plans of $1.0 million.

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

                          RISKS RELATED TO OUR BUSINESS

The Company faces numerous risks in connection with the proposed transaction with Geac, which may adversely affect our results of operations whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

      On August 26, 2002, the Company entered into an agreement to combine its business with Geac. The planned merger could have an adverse effect on the Company's revenues in the near-term if customers delay, defer, or cancel purchases due to uncertainty about the direction of our product offerings following the merger and our willingness to support and service existing products. To the extent a prolonged delay in completing the planned merger creates uncertainty among those persons and organizations contemplating purchases of products or services such that several large customers, or a significant group of small customers, delay purchase decisions pending resolution of the planned merger, this could have an adverse effect on the Company's results of operations, and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in stock price. Additionally, speculation regarding the likelihood of the closing of the merger could increase the volatility of the Company's stock price.

      In addition, the market values of the Company's common stock and Geac common stock will continue to vary prior to completion of the merger transaction due to changes in the business, operations or prospects of the Company or Geac, market assessments of the merger, regulatory considerations, market and economic considerations, fluctuations in exchange rates between the Canadian dollar and the United States dollar, or other factors. The merger agreement provides for a downward or upward adjustment to the purchase price based on changes in the Company's working capital relative to a standard set forth in the agreement, unless the working capital balance is within three percent of the working capital balance standard as calculated the day prior to the close of the transaction. There is no guarantee that at the close of the transaction the working capital balance will be within three percent of the working capital standard at that time. There will be no adjustment for changes in the market price of either the Company's common stock or Geac common stock.

      Completion of the merger also is subject to numerous risks and uncertainties. The merger agreement contains conditions that must be fulfilled or waived in order that one or both of the parties be obligated to complete the merger, and the merger agreement may be terminated by either Geac or the Company under specified circumstances. In addition, the Company may be unable to obtain stockholder approval, which is required to complete the merger. Under certain circumstances, the merger may be subject to governmental reporting obligations and statutory waiting periods, which could result in a delay of the completion of the merger or result in the merger not being completed at all. If the merger is not completed, the Company could be subject to a number of risks that may adversely affect its business and stock price, including:

      - the Company would not realize the benefits it expects by being part of a combined company with Geac, as well as the potentially enhanced financial and competitive position as a result of being part of the combined company;

      - the diversion of management attention from the Company's day-to-day business and the unavoidable disruption to its employees and its relationships with customers as a result of efforts and uncertainties relating to the Company's anticipated merger with Geac may detract from its ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that the Company could be unable to regain if the merger does not occur;

      - the market price of shares of the Company's common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed;

      - the Company must pay the costs related to the merger, such as legal, accounting and financial advisory fees, whether or not the merger is completed;

      - under specified circumstances, the Company may be required to pay Geac a termination fee of $1.5 million, plus Geac's fees and expenses, in connection with the termination of the merger agreement; and

      - the Company may not be able to continue its present level of operations, may need to scale back its business, may have to consider additional reductions in force, may have to consider alternative sources of funding, may be subject to delisting from the Nasdaq National Market and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations.

      Covenants in the merger agreement may impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, we may be at a disadvantage to our competitors. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party. Any such transactions could be favorable to our stockholders.

      As a result of the proposed merger with Geac, the Company may be unable to retain key employees, which could result in the merger not being completed. It is a condition of Geac's obligation to complete the merger that certain specified executives of the Company remain employed by the Company. If the Company is unable to retain these executives, Geac would have the option to not complete the merger. If the merger is not completed and the Company is unable to retain key employees, the Company could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

      If the merger is completed, we will continue to face risks associated with integration of the businesses and operations of the Company and Geac, and we may not realize the anticipated benefits or synergies of the merger to the extent, or in the timeframe, anticipated. The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger, including execution of a number of post-merger events such as:

      - integrating the operations and technologies of the two companies;

      - retaining and assimilating the key personnel of each company;

      - retaining existing customers of both companies and attracting additional customers;

      - retaining strategic partners of each company and attracting new strategic partners; and

      -  creating  uniform  standards,   controls,   procedures,   policies  and
information systems.

      In addition to the integration risks previously discussed, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations or implementing workforce reductions. The execution of these post-merger events will involve considerable risks and may not be successful. These risks include:

      - the potential disruption of the combined company's ongoing business and distraction of its management;

      - the potential strain on the combined company's financial and managerial controls and reporting systems and procedures;

      - unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

      - the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel; and

      - potential unknown liabilities associated with the merger and the combined operations.

      The combined company may not succeed in addressing these risks or any other problems encountered in connection with the merger. The inability to successfully integrate operations, technology and personnel with Geac, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the merger and, as a result, on the market price of Geac's common stock.

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

      -     increase awareness of our brand; and

      - maintain our current relationships and develop new third-party relationships.

      The Company may not be able to successfully address these risks or difficulties and our business strategy may not be successful. If we fail to address these risks or difficulties adequately, our business will likely suffer.

We have a history of losses and negative cash flow and expect this to continue.

      Our business is new; we have offered products for a relatively short period of time; and our base of customers and prospective customers is still relatively small. We have spent significant funds to date to develop our current products and to develop our sales and market resources. We have incurred significant operating losses and have not achieved profitability. As of September 30, 2002, we had an accumulated deficit of $114.0 million. We expect to continue to invest in research and development to enhance current products and develop future products and support our current sales and marketing efforts that promote our company and our products in the marketplace. As a result, we will need to increase our revenues significantly to achieve profitability. In addition, because we expect to continue to invest in our business ahead of anticipated future revenues, we expect that we will continue to incur operating losses.

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

      The market for our internet-based employee relationship management software applications is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Companies offering one or more products directly competitive with our products include Ariba, Concur Technologies, IBM, PeopleSoft and Oracle. As a result of the large market opportunity for employee relationship management solutions, we also expect competition from other established and emerging companies.

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

If we do not provide software applications and related services that meet the changing demands of our customers, the market for our products will not grow or may decline.

      To successfully implement our business strategy, we will need to provide software applications and related services that meet the demands of our customers and prospective customers as the market and customer requirements evolve. We expect that competitive factors will create a continuing need for us to improve and add to our suite of software applications. Not only will we have to expend additional funds and other resources to continue to improve our existing suite of applications, but we must also properly anticipate, address and respond to customer preferences and demands. As organizations' needs change with respect to their enterprise applications, our existing suite of software applications may become obsolete or inefficient relative to our competitors' offerings and may require modifications or improvements. The addition of new products and services will also require that we continue to improve the technology underlying our applications. These requirements could be significant, and we may fail to fulfill them quickly and efficiently. If we fail to expand the breadth of our applications quickly in response to customer needs or if these offerings fail to achieve market acceptance, the market for our products will not grow or may decline, and our business may suffer significantly.

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

      In the past the closing price of our stock has been less than $1.00 per share, which is the minimum bid price requirement for continued listing with the Nasdaq National Market. If we fail to comply with the minimum bid price requirement for 30 straight trading days, we will likely receive a deficiency notice from Nasdaq. We will then have 90 calendar days to reestablish compliance with that requirement. To reestablish compliance, our minimum closing bid price must be more than $1.00 per share for 10 consecutive trading days. If we do not reestablish compliance with this requirement during the 90-day period, Nasdaq will commence delisting proceedings and we may be delisted from the Nasdaq National Market. Our shares will continue to trade on the Nasdaq National Market unless and until the delisting proceedings have commenced and been completed and Nasdaq has made a determination to delist us. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the Nasdaq SmallCap Market. If our common stock is delisted, it could seriously limit the liquidity of our common stock and would limit our ability to raise future capital through the sale of our common stock, which could seriously harm our business.

If we fail to maintain positive margins on service revenues in the foreseeable future, our results of operations could suffer.

      For the three and nine-month periods ended September 30, 2002, our service margins were positive. While we anticipate that our margins will continue to be positive in the future, we cannot guarantee that they will remain positive. Failure to maintain positive margins on service revenues would cause our business to suffer. For more information related to our costs associated with our service revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Our expectations of future growth depend on our ability to expand international sales of our products, and factors specific to our international expansion may prevent us from achieving our anticipated growth.

      Over time, we intend to expand our international operations to achieve our anticipated growth, but we may face significant challenges to our international expansion. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve broad acceptance in international markets, our products must be localized to handle a variety of factors specific to each international market, such as tax laws and local regulations. The incorporation of these factors into our products is a complex process and often requires assistance from third parties. We may not adequately address all of the factors necessary to achieve broad acceptance in our target international markets. Further, to achieve broad usage by employees across international organizations, our products must be localized to handle native languages and cultures in each international market. Localizing our products is also a complex process and we intend to continue working with third parties to develop localized products. To date, we have localized our product for the markets where the English language is the local language and completed translations for the German, French, Italian and Spanish languages.

      We have only a limited history of marketing, selling and supporting our products and services internationally. In 1999, we opened a regional office in the United Kingdom. In 2000, we expanded our European Operations through opening a second office in Frankfurt, Germany; however, as part of our restructuring plan implemented in April of 2002, we closed the Frankfurt office. As of September 30, 2002, we had a total of 10 employees in our international operations. For the nine months ended September 30, 2002, we derived approximately 11.0% of our revenues from our international operations. To succeed internationally, we must react quickly to the business environment in which we operate overseas. Thus, we must effectively monitor the size of our international workforce and make adjustments as necessary. During periods of growth we must hire and train experienced international personnel as well as recruit and retain qualified domestic personnel to staff and manage our international operations. However, we may experience difficulties in recruiting and training additional international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited. We also face other risks inherent in conducting business internationally, such as:

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

      Because the market for our employee relationship management software products and related services is relatively new, we experience long and unpredictable sales cycles. The sales cycle for our employee relationship management software applications typically ranges from three to ten months. Our customers have frequently viewed the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. This decision process has sometimes resulted in customers taking a long period of time to assess alternative solutions by our competitors or deferring a purchase decision until the market evolves. Sales cycles continue to be long and the timing of purchase decisions by individual customers remain at times uncertain. We must continue to educate potential customers on the use and benefits of our products and services, as well as the integration of our products and services with additional software applications utilized by the individual customers. Because the sales cycle is long and timing of individual orders is uncertain, our period-to-period revenues are difficult to predict.

We may be unable to attract and retain highly skilled employees that are necessary for the success of our business plan.

      Our ability to execute our business plan and be successful also depends on our continued ability to attract and retain highly skilled employees. We depend on the services of senior management and other personnel. None of our senior management is obligated to continue to provide services to the Company. Over time, we will need to hire additional personnel in all operational areas. Competition for personnel in our industry can be intense. We have in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining personnel, our business could be adversely affected.

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

      If customers determine that our hosted product is not scaleable, does not provide adequate security for the dissemination of information over the Internet, or is otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our hosted products for use on the Internet or on a subscription basis, our business will be harmed. As a hosted provider, we expect to receive confidential information including credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet. There can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or otherwise harm our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Additionally, in the past, computer viruses and software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our software solutions or make them inaccessible to customers or suppliers. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition.

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

      In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York now captioned In re Extensity, Inc. Initial Public Offering Securities Litigation. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its IPO violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. This action may divert the efforts and attention of management and, if determined adversely to the Company, could have a material impact on our business, financial position, results of operations and cash flows.

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

      In addition to the risks specifically identified in this Risk Factors section or elsewhere in this report, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which ultimately may impair our business, results of operations and financial condition.

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

INTEREST RATE RISK

      We have an investment portfolio of money market funds and fixed income certificates of deposit. The fixed income certificates of deposit, like all fixed income securities, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2002.

ITEM 4. Evaluation of Disclosure Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our acting chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

      In accordance with Judge Scheindlin's orders at further status conferences in March and April, the appointed lead plaintiffs' counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Company does not expect a decision until late 2002. On October 9, 2002, the Court entered an order dismissing the Company's named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. The Company believes that this litigation is without merit and intends to defend against it vigorously. This litigation, however, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management's attention and resources.

      We are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 99.1 is filed as an update to the exhibit index included in the Company's Form 10-K filed with the SEC on April 1, 2002 (File No. 000-28897).

Exhibit 99.1 -  Certification  by Chief  Executive  Officer and Chief  Financial
                Officer.

(b) Reports on Form 8-K:

On August 26, 2002, the Company filed a Form 8-K under Item 5 announcing that on August 26, 2002 the Company entered into an Agreement and Plan of Merger with Geac Computer Corporation Limited and Cage Acquisition, Inc., a wholly-owned subsidiary of Geac Computer Corporation Limited.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2002                                                 EXTENSITY, INC.

                             By /s/ Benjamin Netick
                             Vice President Finance and
                             Acting Chief Financial Officer (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Robert A. Spinner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Extensity, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Robert A. Spinner
-----------------------------
Robert A. Spinner
Chief Executive Officer
(Principal Executive Officer)

                                 CERTIFICATIONS

I, Benjamin Netick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Extensity, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/  Benjamin Netick
-----------------------------
Benjamin Netick
Vice President of Finance and Acting Chief Financial Officer
(Principal Financial Officer)